Form 10-Q
period 1995-09-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 1995-11-09
CIK 784013

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995
                               OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from              to
                 Commission file number 33-28290
                ZIEGLER MORTGAGE SECURITIES, INC. II
     (Exact name of registrant as specified in its charter)
           Wisconsin                             39-1539696
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)
        215 North Main Street, West Bend, Wisconsin 53095
      (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code:  (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1995 was 20,000 shares.
                             PART I
              ZIEGLER MORTGAGE SECURITIES, INC. II
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
[CAPTION]
                                               For the Three Months Ended
                                              September 30,  September 30,
                                                  1995           1994

Revenues:
  Interest income                               $2,633,104     $2,542,213
  Gain on liquidation of Mortgage Certificates      23,579         21,975
      Total revenues                             2,656,683      2,564,188
Expenses:
  Interest expense                               2,470,617      2,403,515
  Amortization of deferred issuance costs           49,727         53,258
  General and administrative                       136,339        107,415
      Total expenses                             2,656,683      2,564,188
Income before income taxes                               -              -
Provision for income taxes                               -              -
      Net income                                $        -     $        -

The accompanying notes to condensed financial statements are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
[CAPTION]
                                               For the Nine Months Ended
                                              September 30, September 30,
                                                  1995          1994

Revenues:
  Interest income                               $7,776,212    $7,591,720
  Gain on liquidation of Mortgage Certificates     168,566       935,399
      Total revenues                             7,944,778     8,527,119
Expenses:
  Interest expense                               7,301,061     7,252,385
  Amortization of deferred issuance costs          250,994     1,002,651
  General and administrative                       392,723       272,083
      Total expenses                             7,944,778     8,527,119
Income before income taxes                               -             -
Provision for income taxes                               -             -
      Net income                                $        -    $        -

The accompanying notes to condensed financial statements are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                    CONDENSED BALANCE SHEETS
                           (Unaudited)
[CAPTION]
                                             September 30, December 31,
                                                 1995          1994

ASSETS
  Cash                                      $     28,133  $     87,263
  Money market investments, at cost which
    approximates market                          406,889       104,483
  Demand note with The Ziegler Companies,
    Inc., at cost, which approximates
    market                                             -       402,205
      Total cash and cash equivalents            435,022       593,951
  Assets held by trustee                       4,461,884     4,142,583
  Accrued interest receivable                    871,082       844,075
  Mortgage Certificates held by trustee
   (net of purchase discount of $3,516,026
   and $3,453,038, respectively)             118,736,158   113,401,638
  Deferred issuance costs                      3,486,633     3,409,878
      Total assets                          $127,990,779  $122,392,125
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest payable                  $  3,829,915  $  3,613,928
  Mortgage Certificate-Backed bonds
    payable                                  122,508,000   117,018,000
  Payable to B. C. Ziegler and Company           132,864       240,197
      Total liabilities                      126,470,779   120,872,125
  Stockholders' equity
    Preferred stock, $.10 par value,
      non-voting, $9.00 non-cumulative
      dividend, $100 redemption price;
        200,000 shares authorized
        15,000 shares issued and outstanding   1,500,000     1,500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and outstanding        20,000        20,000
    Retained earnings                                  -             -
      Total stockholders' equity               1,520,000     1,520,000
      Total liabilities and
        stockholders' equity                $127,990,779  $122,392,125

The accompanying notes to condensed financial statements are an integral part of these balance sheets.
              ZIEGLER MORTGAGE SECURITIES, INC. II
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
[CAPTION]
                                                For the Nine Months Ended
                                               September 30, September 30,
                                                   1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $         -   $         -
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Gain on liquidation of mortgage
        certificates                               (168,566)     (935,399)
      Discount accretion on Mortgage
        Certificates                                (92,011)      (86,739)
      Amortization of deferred issuance costs       250,994     1,002,651
      Change in assets and liabilities:
        Decrease (Increase) in -
          Funds held by trustee                    (319,301)   18,239,590
          Accrued interest receivable               (27,007)      114,069
        Increase (Decrease) in -
          Accrued interest payable                  215,987    (1,318,468)
          Payable to B. C. Ziegler and Company     (107,333)      (97,822)
    Net cash provided by (used in) operating
      activities                                   (247,237)   16,917,882
CASH FLOWS FROM INVESTING ACTIVITIES
  Redemption of Mortgage Certificates             5,530,233    30,372,216
  Purchase of Mortgage Certificates             (10,604,175)  (18,251,625)
    Net cash provided by (used in) investing
      activities                                 (5,073,942)   12,120,591
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Mortgage Certificate-Backed
    Bonds                                        10,597,250    20,749,706
  Principal payments of Mortgage Certificate-
    Backed bonds                                 (5,435,000)  (49,356,000)
  Redemption of preferred stock                           -      (500,000)
    Net cash provided by (used in) financing
      activities                                  5,162,250   (29,106,294)
NET DECREASE IN CASH AND CASH EQUIVALENTS          (158,929)      (67,821)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         593,951       481,853
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   435,022   $   414,032

Interest expense paid during the periods was $7,085,074 and $8,570,853 in 1995 and 1994, respectively. No taxes have been paid by the Company.

The accompanying notes to condensed financial statements are an integral part of these statements.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                       September 30, 1995
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
     Bonds outstanding at September 30, 1995 consist of the following:
[CAPTION]
                Original               Outstanding      Principal
                Date of     Stated     Principal         Amount
Series  Rate     Bonds     Maturity      Amounts        at 9/30/95

  10    8.90%   10/1/86     10/1/21   $  8,200,000    $  2,489,000
  15    7.75%    4/1/87      4/1/22      3,522,000       1,581,000
  16    9.00%    5/1/87      1/1/22      4,500,000       2,293,000
  18    9.15%    6/1/87      5/1/22      7,372,000       5,812,000
  19    9.15%    6/1/87      5/1/22      5,750,000       3,816,000
  20    9.00%    7/1/87      6/1/22      5,418,000       3,506,000
  21    9.00%    7/1/87      6/1/22      5,266,000       4,888,000
  22    9.10%    8/1/87     12/1/21      5,650,000       2,457,000
  24    9.20%   10/1/87      2/1/22      5,237,000       4,996,000
  33    9.10%    4/1/88    10/15/21      7,054,000       3,663,000
  34    9.35%    6/1/88     5/15/23      4,163,000       3,330,000
  39    9.40%    8/1/88     8/15/23      5,780,000       3,817,000
  40    9.50%    9/1/88     9/15/23      6,800,000       3,930,000
  41    9.30%   10/1/88    10/15/23      4,655,000       4,222,000
  42    9.20%   10/1/88    10/15/23      4,000,000       3,628,000
  45    9.45%    2/1/89     1/15/24      3,950,000       3,833,000
  47    9.75%    5/1/89     2/15/24      3,744,000       1,703,000
  49    8.45%    7/1/89     7/15/22      2,740,000       2,618,000
  52    9.35%    5/1/90     5/15/20      3,000,000         713,000
  55    9.00%    9/1/90     10/1/20      3,244,000         697,000
  60    8.30%    6/1/91     6/15/24      3,326,000       3,235,000
  61    8.00%    9/1/91    11/15/19      3,390,000       1,635,000
  62    7.25%    2/1/92     4/15/22      2,925,000       1,551,000
  63    7.60%    5/1/92     5/15/22      3,400,000       1,940,000
  64    7.40%    6/1/92     6/15/22      3,300,000       1,789,000
  65    7.00%    1/1/93     1/15/28      3,029,000       2,979,000
  66    7.00%    1/1/93     1/15/28      3,000,000       2,958,000
  67    6.40%    3/1/93    12/15/13      3,585,000       3,383,000
  68    6.25%    4/1/93      5/1/23      3,000,000       2,660,000
  69    6.00%    5/1/93      5/1/23      3,022,000       2,613,000
  70    6.00%    3/1/94    11/15/28      3,390,000       3,360,000
  71    7.00%    4/1/94     9/20/23      3,015,000       2,824,000
  72    7.00%    4/1/94    10/15/23      2,897,000       2,864,000
  73    7.00%    4/1/94     4/15/24      3,130,000       3,076,000
  74    7.10%    5/1/94     2/15/24      3,145,000       3,111,000
  75    7.10%    6/1/94     2/15/24      3,290,000       3,247,000
  76    7.35%    9/1/94     9/15/29      2,535,000       2,515,000
  77    8.00%    2/1/95    10/15/29      3,066,000       3,066,000
  78    7.50%    4/1/95     9/15/29      2,597,000       2,597,000
  79    6.75%    6/1/95     6/15/22      2,622,000       2,622,000
  80    7.00%    9/1/95     7/15/23      2,640,000       2,640,000
                                       164,349,000     120,657,000

American Mortgage Securities, Inc.
  Mortgage Certificate-Backed Bonds*

   5    7.35%    3/1/92      3/1/22      3,000,000       1,851,000
                                      $167,349,000    $122,508,000

*Assumed by the company as a result of the merger of American Mortgage Securities, Inc. into the company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the company after the third anniversary of the original issuance and,
     commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
     Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued.  The company will redeem such Bonds to the extent funds are available.
     The market values in the secondary bond market of the Bonds outstanding as of September 30, 1995 and December 31, 1994, approximated $116,406,000 and $111,150,000, respectively.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of September 30, 1995 and December 31, 1994, were approximately $125,556,000 and $112,825,000, respectively.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
Third Quarter 1995 vs. Third Quarter 1994
     During the third quarter of 1995, the company issued one additional series of Mortgage Certificate-Backed Bonds totaling $2,640,000. This compares to the issuance of one series totaling $2,535,000 during the third quarter of 1994. Total revenues, consisting mostly of interest income, for the quarters totaled approximately $2,657,000 in 1995 and $2,564,000 in 1994. Bond redemptions totaled $620,000 during the third quarter of 1995. They were $801,000 during the same quarter of 1994.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the company, management fees of the company were limited to the amount which prevented the company from incurring a loss.
First Nine Months 1995 vs. First Nine Months 1994
     During the first nine months of 1995, the company issued four additional series of Mortgage Certificate-Backed Bonds totaling $10,925,000. This compares to the issuance of seven series totaling $21,402,000 during the first nine months of 1994. Total revenues, consisting mostly of interest income, for the periods totaled approximately $7,945,000 in 1995 and $8,527,000 in 1994. Bond redemptions totaled $5,435,000 during the first nine months of 1995. They were $49,356,000 during the same period of 1994. Lower interest rates existing during part of 1994 caused a higher level of prepayments of the loans underlying the Mortgage Certificates in 1994. This in turn, caused an increase in Mortgage Certificate liquidations and the subsequent increase in Bond calls in 1994.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the company, management fees of the company were limited to the amount which prevented the company from incurring a loss.
Liquidity and Capital Resources
     The company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the company. This can be seen in the Condensed Statement of Cash Flows. For the nine month period ended September 30, 1995, there was a net decrease in cash and cash equivalents totaling approximately $159,000 which is primarily caused by company payments to B. C. Ziegler and Company for previously accumulated management fees. Net income was zero because of the management fee paid to B.
C. Ziegler and Company. The primary net cash disbursement from operations totaled $5,074,000 from an excess of amounts invested in the purchase of new Mortgage Certificates which serve as collateral for the four Bond series issued during 1995 over the amounts received from Mortgage Certificate liquidations in that same period. This net disbursement was funded by the primary net cash receipt, which totaled $5,162,000, which arose from an excess of cash received from the issuance of the four Bond series during the period over cash disbursed to redeem outstanding Bonds from the previous series.
                             PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    None
          (b)  Reports on Form 8-K:
                    Form 8-K Dated September 1, 1995, reporting
                    theissuance of Series 80 Bonds and execution of the Eightieth Supplemental Indenture with the Trustee and the Terms Agreement with B. C. Ziegler and Company,
                    filed with the Securities and Exchange Commission on September 8, 1995.
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  October 31, 1995           By   /s/ Eugene H. Rudnicki
                                        Eugene H. Rudnicki
                                        President
Dated:  October 31, 1995           By   /s/ Lynn R. Van Horn
                                        Lynn R. Van Horn
                                        Treasurer & Secretary