Form 10-K405
period 1995-12-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 1996-03-14
CIK 784013

Form 10-K
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1995
                                            OR
              [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from              to
Commission file number                        33-92454
                           ZIEGLER MORTGAGE SECURITIES, INC. II
                  (Exact name of registrant as specified in its charter)
           Wisconsin                                          39-1539696
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)
215 North Main Street, West Bend, Wisconsin                       53095
(Address of principal executive offices)                       (Zip Code)
Registrant's telephone number, including area code       (414) 334-5521
              Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES    X         NO
                                 Aggregate market value of
                            voting stock held by non-affiliates
                                 of the registrant:  None
Number of shares outstanding of registrant's classes of common stock, as of January 31, 1996:
                            Class                             Shares Outstanding
                            Common Stock,                           20,000
                            $1.00 Par Value
                        DOCUMENTS INCORPORATED BY REFERENCE:  NONE
                                         FORM 10-K
                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                          PART I
Item 1.       Business
                     Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company which is owned equally by The Ziegler
Companies, Inc. and Mr. James G. Pouros. The Company was organized to facilitate the financing of mortgage loans and does not intend to engage in any other business activities at this time.
                     The Company issues bonds from time to time in series, each of which will be secured by a separate security package consisting of GNMA Certificates (the "GNMA Certificates") issued by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (the "FNMA Certificates") issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The Company does not have, nor is it expected in the future to have, any significant assets other than the assets pledged as security for specific series of securities issued by it.
                     The full and timely payment of the principal of and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States. FNMA guarantees the payment of principal and interest on the FNMA Certificates issued by it, but the FNMA guaranty is not backed by the full faith and credit of the United States.
                     B. C. Ziegler and Company, which acts as the underwriter for the bonds, is a wholly-owned subsidiary of The Ziegler Companies, Inc., owner of 50% of the outstanding common stock of the Company. B. C. Ziegler and Company provides management and administrative services to the Company for which, pursuant to a management agreement with the Company, it is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of bonds on the last day of the month preceding each semiannual payment date.
                     As of December 31, 1995, the Company has issued eighty series of bonds totaling $333,953,000.
                     There are no paid employees of the Company.
Item 2.       Properties
                     The Company owns no real estate and leases no office space.
Item 3.       Legal Proceedings
                     The Company is not a party to any material pending legal proceedings.
Item 4.       Submission of Matters to a Vote of Security Holders
                     None
                                          PART II
Item 5.       Market for the Company's Common Stock and Related Security Holder
              Matters
                     There is no market for the common stock of the Company.
The Ziegler Companies, Inc. and Mr. James G. Pouros each own 50% of the issued and outstanding shares of the Company.
Item 6.       Selected Financial Data

                                           1995               1994              1993
      Total Revenues                     $ 10,623,778      $ 11,144,634      $ 17,010,650
      Net Income                         $          -      $          -      $          -
      Earnings Per Share
       of Common Stock                   $          -      $          -      $          -
      Cash Dividends Per
       Share Declared                    $          -      $          -      $          -
      Total Assets                       $125,212,243      $122,392,125      $152,949,953
      Long-term Obligations              $119,908,000      $117,018,000      $145,809,000
      Stockholders' Equity at
       Year End                          $  1,520,000      $  1,520,000      $  2,020,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
              Results of Operations - Comparison of Years 1995, 1994 and 1993
                     During 1995, the Company issued four series of Mortgage Certificate- Backed Bonds totaling $10,925,000. During 1994, the Company issued seven series of Bonds totaling $21,402,000. During 1993, the Company issued five series of Bonds totaling $15,636,000. Total revenues, consisting mostly of interest income, for 1995, 1994 and 1993 totaled $10,623,778, $11,144,634 and $17,010,650, respectively.
                     As a result of lower interest rates, the Company experi-enced a higher level of bond redemptions caused by the liquidation or sale of Mortgage Certificates particularly in 1994 and 1993. Bond redemptions fell dramatically in 1995 which saw liquidation and sale volumes decline. Total bonds redeemed in 1995, 1994 and 1993 were $8,035,000, $52,154,000 and
$46,495,000, respectively.  These redemptions were based on Mortgage
Certificate sales and liquidations totaling $8,011,000, $33,126,000 and $64,363,000 in 1995, 1994 and 1993, respectively. These Mortgage Certificate sales and liquidations and subsequent bond redemptions result in gains on sale of mortgage certificates and offsetting increases in amortization of bond issue costs in the Statements of Operations.
                     In accordance with a written management agreement, management fees of the Company were limited to the amount which prevents the Company from incurring a loss. It is anticipated that the Company will continue to operate at close to a breakeven level in future years.
              Liquidity and Capital Resources
                     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
                     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Condensed Statements of Cash Flows. For 1995, there was a net decrease in cash and cash equivalents totaling approximately $169,000 which was primarily caused by Company payments to B. C. Ziegler and Company in satisfaction of previously accumulated management fees of the Company and American Mortgage Securities, Inc. ("AMSI"). The Company assumed the obligation to pay these amounts incurred by AMSI pursuant to the merger of AMSI with and into the Company, as described below. Net income was zero because of the management fee paid to B. C. Ziegler and Company. The primary net cash disbursement from investing activities totaled $2,593,000 from an excess of amounts invested in the purchase of new Mortgage
Certificates which serve as collateral for the four Bond series issued during 1995 over the amounts received from Mortgage Certificate liquidations in that same period. This net disbursement was funded by the primary net cash receipt, which totaled $2,562,000, which arose from an excess of cash received from the issuance of the four Bond series during 1995 over cash disbursed to redeem outstanding Bonds from previous series.
                     The Company has 15,000 shares of $9.00 non-cumulative, non-voting preferred stock outstanding. No dividends were declared or paid in 1995, 1994 or 1993. The Company may redeem any or all of the preferred stock at any time, at a redemption price of $100 per share. During 1994, the Company redeemed 5,000 shares.
                     Effective December 30, 1994, AMSI, another limited purpose finance company organized to facilitate the financing of mortgage loans, merged with and into the Company. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company assumed all the assets and liabilities of AMSI at year end 1994. These assets and liabilities, primarily one outstanding bond issue totaling $1,961,000 which was collateralized by a separate pool of Mortgage Certificates totaling $1,966,000, at amortized cost, are included in the Company's Balance Sheet as of December 31, 1995 and 1994. The merger produced no effect on the Company's 1994 operations since it was not effective until year end.
Item 8.       Financial Statements and Supplementary Data
                     The financial statements of the Company, together with the related Notes to Financial Statements and Report of Independent Public Accountants, are contained in the Financial Statements for the fiscal years ended December 31, 1995, 1994 and 1993, included herein.
Item 9.       Disagreements with Accountants on Accounting and Financial
              Disclosure
                     There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal year 1995.
                                         PART III
Item 10.      Directors and Executive Officers of the Company

                                                                           Position
                                                   Position                  Held
                                                     Held                    Since
       Eugene H. Rudnicki                  President and Director (1)         11/85
       James G. Pouros                                   Director (2)         12/92
       Jeffrey C. Vredenbregt                      Vice President (3)         12/92
       Lynn R. Van Horn                   Treasurer and Secretary (4)          5/86

(1) Mr. Rudnicki, age 61, has also been since 1980, Senior Vice President-Acquisitions of B. C. Ziegler and Company.
(2)    Mr. Pouros, age 51, has also been since 1979, a member of the law firm of O'Meara, Eckert, Pouros & Gonring.
(3)    Mr. Vredenbregt, age 42, has also been, since 1993, Vice President of
       B. C. Ziegler and Company, and has been Assistant Treasurer and Controller of B. C. Ziegler and Company since May 18, 1987.
(4)    Mr. Van Horn, age 42, has also been Senior Vice President-Finance of
       B. C. Ziegler and Company since March 19, 1990. From March, 1985 to March 19, 1990, Mr. Van Horn was Vice President-Finance of B. C. Ziegler and Company.
Item 11.      Executive Compensation
                     Since B. C. Ziegler and Company provides management and administrative services to the Company pursuant to a management agreement with the Company, the Company has no salaried employees. Directors, including those who are employees of B. C. Ziegler and Company receive annual compensation of $5,000 apiece.
Item 12.      Security Ownership of Certain Beneficial Owners and Management
                     The Ziegler Companies, Inc., 215 North Main Street, West Bend, Wisconsin 53095, and Mr. James G. Pouros, 5903 Golf View Drive, West
Bend, Wisconsin 53095, each own 10,000 shares of common stock of the Company, 50% of the 20,000 outstanding shares of common stock of the Company, and each of these owners has sole voting and dispositive powers. B. C. Ziegler and Company, 215 North Main Street, West Bend, Wisconsin 53095, manager of the Company and the sole underwriter of the bonds offered by the Company, is a wholly-owned subsidiary of The Ziegler Companies, Inc. and owns 15,000 shares of preferred stock of the Company, 100% of the 15,000 outstanding shares of preferred stock of the Company. The preferred stock is non-voting.
Item 13.      Certain Relationships and Related Transactions
                     B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock entered into a management agreement with the Company as of January 1, 1986.
The management agreement provides that the manager is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company on the last day of the month preceding such semiannual payment date. The management fee is payable on each semiannual payment date. As soon as possible after the end of each fiscal year of the Company, the Company is required to advise the manager of its preliminary calculation of its net income or loss for such fiscal year. In the event such preliminary calculation indicates a loss, the amount of the management fee for any such fiscal year shall be retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss (as determined by application of generally accepted accounting principles) for such fiscal year. Any such reduction in the management fee shall be applied to reduce any balance due, and, to the extent it exceeds any balance due, shall be promptly refunded to the Company. The manager earned management fees of $349,925 in 1995, $158,801 in 1994 and $179,930 in 1993.
                     B. C. Ziegler and Company also acts as underwriter for the bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company receives a fee for its services equal to a percentage of the bonds offered by the Company.
                     As of December 31, 1995 and 1994, the Company was indebted to B. C. Ziegler and Company in the amount of $67,285 and $97,561, respectively, for accrued management fees.  As of December 31, 1994, the
Company was also indebted to B. C. Ziegler and Company in the amount of
$142,636 which was the AMSI indebtedness to B. C. Ziegler and Company at the time of the merger, discussed in Part II, Item 7 of this Form 10-K, of AMSI into the Company. As of December 31, 1994, the Company had a demand note with The Ziegler Companies, Inc. of $402,205 which was repaid in 1995.
       Reference should also be made to the merger of AMSI with and into the Company as described in Item 7 hereof.
                                          PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
       (a)    Documents List
              (1)    Financial Statements
                     Report of Independent Public Accountants.
                     Balance Sheets as of December 31, 1995 and 1994.
                     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.
                     Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993.
                     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.
                     Notes to Financial Statements, dated as of December 31, 1995 and 1994.
              (2)    Financial Statement Schedules
                            None
              (3)    Exhibits
                     (3) Articles of Incorporation, as amended, and Bylaws of the Company, as amended, (incorporated by reference to Exhibits 3(a) and 3(b) to Registration Statement on Form S-11, Commission file number 33-21324)
                     (4)    (A)    Indenture dated January 1, 1986 between the
                                   Company and M&I First National Bank, as
                                   Trustee, relating to Mortgage Certificate-
                                   Backed Bonds (incorporated by reference to
                                   Exhibit 4(a) to Registration Statement on
                                   Form S-11, Commission file number 33-1726).
                            (B)    Tenth Supplemental Indenture dated as of
                                   October 1, 1986 (incorporated by reference to
                                   Exhibit (4) to Form 8-K filed November 3,
                                   1986, Commission file number 33-1726).
                            (C)    Fifteenth Supplemental Indenture dated as of
                                   April 1, 1987 (incorporated by reference to
                                   Exhibit (4) to Form 8-K filed May 20, 1987,
                                   Commission file number 33-1726).
                            (D)    Sixteenth Supplemental Indenture dated as of
                                   May 1, 1987 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed June 12,
                                   1987, Commission file number 33-10076).
                            (E)    Eighteenth and Nineteenth Supplemental
                                   Indentures dated as of June 1, 1987
                                   (incorporated by reference to Exhibit (4.1)
                                   and (4.2), respectively, to Form 8-K filed
                                   July 17, 1987, Commission file number
                                   33-10076).
                            (F)    Twentieth, Twenty-First and Twenty-Second
                                   Supplemental Indentures dated as of July 1,
                                   1987 (incorporated by reference to Exhibit
                                   (4.1), (4.2) and (4.3), respectively, to Form
                                   8-K filed September 15, 1987, Commission file
                                   number 33-10076).
                            (G)    Twenty-Fourth Supplemental Indenture dated as
                                   of October 1, 1987 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed November
                                   18, 1987, Commission file number 33-10076).
                            (H)    Thirty-Third Supplemental Indenture dated as
                                   of April 1, 1988 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed May 2,
                                   1988, Commission file number 33-10076).
                            (I)    Thirty-Fourth Supplemental Indenture dated
                                   June 1, 1988 and Thirty-Seventh Supplemental
                                   Indenture dated as of July 1, 1988
                                   (incorporated by reference to Exhibit (4.1)
                                   and (4.4), respectively, to Form 8-K filed
                                   August 1, 1988, Commission file number
                                   33-21324).
                            (J)    Thirty-Ninth Supplemental Indenture dated as
                                   of August 1, 1988 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed October 6,
                                   1988, Commission file number 33-21324).
                            (K)    Fortieth Supplemental Indenture dated as of
                                   September 1, 1988 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed October 6,
                                   1988, Commission file number 33-21324).
                            (L)    Forty-First Supplemental Indenture dated as
                                   of October 1, 1988 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed November
                                   9, 1988, Commission file number 33-21324).
                            (M)    Forty-Second Supplemental Indenture dated as
                                   of October 1, 1988 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed November
                                   9, 1988, Commission file number 33-21324).
                            (N)    Forty-Fifth Supplemental Indenture dated as
                                   of February 1, 1989 (incorporated by
                                   reference to Exhibit (4.1) to Form 8-K filed
                                   April 7, 1989, Commission file number
                                   33-21324).
                            (O)    Forty-Seventh Supplemental Indenture dated as
                                   of May 1, 1989 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed May 30, 1989,
                                   Commission file number 33-28290).
                            (P)    Forty-Ninth Supplemental Indenture dated as
                                   of July 1, 1989 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed July 27,
                                   1989, Commission file number 33-28290).
                            (Q)    Fifty-Second Supplemental Indenture dated as
                                   of May 1, 1990 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed June 6, 1990,
                                   Commission file number 33-28290).
                            (R)    Fifty-Fifth Supplemental Indenture dated as
                                   of September 1, 1990 (incorporated by
                                   reference to Exhibit (4.1) to Form 8-K filed
                                   September 13, 1990, Commission file number
                                   33-28290).
                            (S)    Sixtieth Supplemental Indenture dated as of
                                   June 1, 1991 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed July 11,
                                   1991, Commission file number 33-28290).
                            (T)    Sixty-First Supplemental Indenture dated as
                                   of September 1, 1991 (incorporated by
                                   reference to Exhibit (4.1) to Form 8-K filed
                                   October 3, 1991, Commission file number
                                   33-28290).
                            (U)    Sixty-Second Supplemental Indenture dated as
                                   of February 1, 1992 (incorporated by
                                   reference to Exhibit (4.1) to Form 8-K filed
                                   February 26, 1992, Commission file number
                                   33-28290).
                            (V)    Sixty-Third Supplemental Indenture dated as
                                   of May 1, 1992 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed June 2, 1992,
                                   Commission file number 33-28290).
                            (W)    Sixty-Fourth Supplemental Indenture dated as
                                   of June 1, 1992 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed June 18,
                                   1992, Commission file number 33-28290).
                            (X)    Sixty-Fifth Supplemental Indenture dated as
                                   of January 1, 1993 incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed February
                                   1, 1993, Commission file number 33-28290).
                            (Y)    Sixty-Sixth Supplemental Indenture dated as
                                   of January 1, 1993 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed February
                                   1, 1993, Commission file number 33-28290).
                            (Z)    Sixty-Seventh Supplemental Indenture dated as
                                   of March 1, 1993 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed March 17,
                                   1993, Commission file number 33-28290).
                            (AA)   Sixty-Eighth Supplemental Indenture dated as
                                   of April 1, 1993 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed April 23,
                                   1993, Commission file number 33-28290).
                            (AB)   Sixty-Ninth Supplemental Indenture dated as
                                   of May 1, 1993 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed May 27, 1993,
                                   Commission file number 33-28290).
                            (AC)   Seventieth Supplemental Indenture dated as of
                                   March 1, 1994 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed April 4,
                                   1994, Commission file number 33-28290).
                            (AD)   Seventy-First Supplemental Indenture dated as
                                   of April 1, 1994 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed May 2,
                                   1994, Commission file number 33-28290).
                            (AE)   Seventy-Second Supplemental Indenture dated
                                   as of April 1, 1994 (incorporated by
                                   reference to Exhibit (4.1) to Form 8-K filed
                                   May 2, 1994, Commission file number
                                   33-28290).
                            (AF)   Seventy-Third Supplemental Indenture dated as
                                   of April 1, 1994 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed May 6,
                                   1994, Commission file number 33-28290).
                            (AG)   Seventy-Fourth Supplemental Indenture dated
                                   as of May 1, 1994 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed June 1,
                                   1994, Commission file number 33-28290).
                            (AH)   Seventy-Fifth Supplemental Indenture dated as
                                   of June 1, 1994 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed July 5, 1994,
                                   Commission file number 33-28290).
                            (AI)  Seventy-Sixth Supplemental Indenture dated as
                                   of September 1, 1994 (incorporated by
                                   reference to Exhibit (4.1) to Form 8-K filed
                                   September 30, 1994, Commission file number
                                   33-28290).
                            (AJ)   Seventy-Seventh Supplemental Indenture dated
                                   as of February 1, 1995 (incorporated by
                                   reference to Exhibit (4.1) to Form 8-K filed
                                   February 3, 1995, Commission file number
                                   33-28290).
                            (AK)   Seventy-Eighth Supplemental Indenture dated
                                   as of April 1, 1995 (incorporated by
                                   reference to Exhibit (4.1) to Form 8-K filed
                                   May 1, 1995, Commission file number
                                   33-28290).
                            (AL)   Seventy-Ninth Supplemental Indenture dated as
                                   of June 1, 1995 (incorporated by reference to
                                   Exhibit (4.1) to Form 8-K filed June 30,
                                   1995, Commission file number 33-28290).
                            (AM)   Eightieth Supplemental Indenture dated as of
                                   September 1, 1995 (incorporated by reference
                                   to Exhibit (4.1) to Form 8-K filed September
                                   8, 1995, Commission file number 33-28290).
                            (All references to Supplemental Indentures relating to Bonds which have been redeemed in whole have been deleted.)
                     (10) Form of Underwriting Agreement dated as of May 17, 1995 between the Company and B. C. Ziegler and Company (incorporated by reference to Exhibit 1 to Registration Statement on Form S-3, Commission file number 33-92454).
       (b)    Reports on Form 8-K
                     None
       (c)    Exhibits Required by Item 601 of Regulation S-K
                     Included in Item (a)(3) above.
       (d)    Financial Statement Schedules Required by Regulation S-X
                     None
                                        SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of
March, 1996.
                                          ZIEGLER MORTGAGE SECURITIES, INC. II
                                          By   /s/ Eugene H. Rudnicki
                                               Eugene H. Rudnicki
                                               President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                           Title                         Date
/s/ Eugene H. Rudnicki            President and Director               March 8, 1996
Eugene H. Rudnicki                (Chief Executive Officer)
/s/ James G. Pouros               Director                             March 8, 1996
James G. Pouros
/s/ Lynn R. Van Horn              Treasurer and Secretary              March 8, 1996
Lynn R. Van Horn                  (Principal Financial and
                                  Accounting Officer)

INDEX TO FINANCIAL STATEMENTS
The following financial statements are referenced in Item 8:

                                                                                 Page
       Report of Independent Public Accountants                                   12
       Balance Sheets as of December 31, 1995 and 1994                            13
       Statements of Operations For the Years Ended
        December 31, 1995, 1994 and 1993                                          14
       Statements of Changes in Stockholders' Equity For the
        Years Ended December 31, 1995, 1994 and 1993                              15
       Statements of Cash Flows For the Years Ended
        December 31, 1995, 1994, and 1993                                         16
       Notes to Financial Statements, dated as of
        December 31,1995 and 1994                                                 18
       Exhibit 23    Consent of Arthur Andersen LLP                               26
       Exhibit 27    Financial Data Schedule                                      27

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of
  Ziegler Mortgage Securities, Inc. II:
       We have audited the accompanying balance sheets of ZIEGLER MORTGAGE SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler Mortgage Securities, Inc. II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.
                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 2, 1996.

                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                      BALANCE SHEETS
                             AS OF DECEMBER 31, 1995 AND 1994

                                                               1995            1994
ASSETS
Cash                                                       $     83,353    $     87,263
Money market investments, at cost which
 approximates market                                            341,861         104,483
Demand note with The Ziegler Companies, Inc.,
 at cost, which approximates market                                   -         402,205
    Total cash and cash equivalents                             425,214         593,951
Cash and investments held by trustee, at cost,
 which approximates market                                    4,207,178       4,142,583
Accrued interest receivable                                     855,783         844,075
Mortgage Certificates, held by trustee (net
 of purchase discount of $3,425,237 and
 $3,453,038, respectively)                                  116,345,952     113,401,638
Deferred issuance costs                                       3,378,116       3,409,878
    Total assets                                           $125,212,243    $122,392,125
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest payable                                   $  3,716,958    $  3,613,928
Mortgage Certificate-Backed Bonds payable                   119,908,000     117,018,000
Payable to B. C. Ziegler and Company                             67,285         240,197
    Total liabilities                                       123,692,243     120,872,125
Stockholders' Equity:
 Preferred Stock, $.10 par value, non-voting,
  $9.00 non-cumulative dividend, $100
  redemption price;
    200,000 shares authorized,
    15,000 shares issued and
     outstanding, respectively                                1,500,000       1,500,000
 Common stock, $1 par value,
  56,000 shares authorized,
  20,000 shares issued and outstanding                           20,000          20,000
 Retained earnings                                                    -               -
    Total stockholders' equity                                1,520,000       1,520,000
    Total liabilities and
     stockholders' equity                                  $125,212,243    $122,392,125

The accompanying notes to financial statements are an integral part of these balance sheets.
                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                 STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
Revenues:
 Interest income                                $10,395,747    $10,129,823    $14,773,591
 Gain on sale of mortgage
  certificates                                      228,031      1,014,811      2,237,059
    Total revenues                               10,623,778     11,144,634     17,010,650
Expenses:
 Interest expense                                 9,764,637      9,654,473     14,443,586
 Amortization of deferred
  issuance costs                                    359,513      1,111,631      2,138,311
 Management fee                                     349,925        158,801        179,930
 General and administrative                         149,703        219,729        248,823
    Total expenses                               10,623,778     11,144,634     17,010,650
Income before income taxes                                -              -              -
Provision for income taxes                                -              -              -
    Net income                                  $         -    $         -    $         -

The accompanying notes to financial statements are an integral part of these statements.

                                            ZIEGLER MORTGAGE SECURITIES, INC. II
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                    Common Stock                 Preferred Stock                           Total
                                Number                       Number                                       Stock-
                                  of                           of                        Retained        holders'
                                Shares       Amount          Shares         Amount       Earnings         Equity
Balance at
 December 31, 1992               20,000      $20,000          20,000      $2,000,000      $     -       $2,020,000
    Net income                        -            -               -               -            -                -
Balance at
 December 31, 1993               20,000       20,000          20,000       2,000,000            -        2,020,000
    Redemption of preferred
     stock                            -            -          (5,000)       (500,000)           -         (500,000)
    Net income                        -            -               -               -            -                -
Balance at
 December 31, 1994               20,000       20,000          15,000       1,500,000            -        1,520,000
    Net income                        -            -               -               -            -                -
Balance at
 December 31, 1995               20,000      $20,000          15,000      $1,500,000      $     -       $1,520,000

The accompanying notes to financial statements are an integral part of these statements.
                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                 STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 1995            1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $         -    $         -    $         -
 Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
   Gain on sale of Mortgage
    Certificates                                 (228,031)    (1,014,811)    (2,237,059)
   Discount accretion on
    Mortgage Certificates                        (123,337)      (116,878)      (163,050)
   Amortization of deferred
    issuance costs                                359,513      1,111,631      2,138,311
   Change in assets and
    liabilities:
     Decrease (Increase) in -
      Funds held by trustee                       (64,595)    20,874,119    (16,403,461)
      Accrued interest
       receivable                                 (11,708)       119,467        406,615
      Receivable from
       B. C. Ziegler and Company                        -              -         24,679
     Increase (Decrease) in -
      Payable to B. C. Ziegler
       and Company                               (172,912)       (26,943)       124,504
      Accrued interest payable                    103,030     (1,430,566)    (1,294,567)
 Net cash provided by (used in)
  operating activities                           (138,040)    19,516,019    (17,404,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired through merger                           -         55,249              -
 Sale and redemption of Mortgage
  Certificates                                  8,011,228     33,126,215     64,362,572
 Purchase of Mortgage Certificates            (10,604,175)   (20,681,090)   (15,208,792)
  Net cash provided by (used in)
   investing activities                        (2,592,947)    12,500,374     49,153,780
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Mortgage Certificate-
  Backed Bonds                                 10,597,250     20,749,705     15,134,070
 Principal payments on Mortgage
  Certificate-Backed Bonds                     (8,035,000)   (52,154,000)   (46,495,000)
 Redemption of preferred stock                          -       (500,000)             -
  Net cash provided by (used in)
   financing activities                         2,562,250    (31,904,295)   (31,360,930)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         $  (168,737)   $   112,098    $   388,822
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                593,951        481,853         93,031
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                  $   425,214    $   593,951    $   481,853
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Interest paid during the year               $ 9,661,607    $11,085,000    $15,738,000
  Income taxes paid during
   the year                                   $         -    $         -    $         -
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING ACTIVITIES:
  Assets acquired through merger,
   primarily Mortgage Certificates            $         -    $ 2,096,000    $         -
  Liabilities assumed through
   merger, primarily Mortgage
   Certificate-Backed Bonds                   $         -    $ 2,151,000    $         -

The accompanying notes to financial statements are an integral part of these statements.
                           ZIEGLER MORTGAGE SECURITIES, INC. II
                               NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995 AND 1994
(1)    Organization -
       Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans. The common stock of the Company is owned equally by The Ziegler Companies, Inc. and James G. Pouros.
(2)    Summary of Significant Accounting Policies -
       Mortgage Certificates are carried at par value less unamortized purchase discount. The purchase discount on the Mortgage Certificates is amortized over the life of the related outstanding Mortgage Certificate-Backed Bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. The market values of the Mortgage Certificates at December 31, 1995 and 1994 were approximately $124,478,000 and $112,825,000, respectively.
       Deferred bond issuance costs consist of underwriting discounts and other expenses of issuance and distribution. Such costs are amortized over the life of the outstanding Bonds using the bonds outstanding method which approximates the effective interest rate method.
       Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase. The $402,205 demand note as of December 31, 1994 with The Ziegler Companies, Inc. is for funds deposited with The Ziegler Companies, Inc. which have been invested in daily reverse repurchase agreements collateralized by securities guaranteed by the full faith and credit of the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(3)    Mortgage Certificates -
       The Mortgage Certificates consist of GNMA Certificates (comprising 89% of the portfolio as of December 31, 1995) guaranteed by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (comprising 11% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government. FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.
       Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.
(4)    Mortgage Certificate-Backed Bonds Payable -
       Bonds outstanding at December 31, 1995, consist of the following:

                                                                              Outstanding
                                                                               Principal
                                                               Original         Amounts
                                   Date of      Stated         Principal          at
          Series        Rate        Bonds      Maturity         Amounts        12/31/95
            10          8.90%       10/1/86     10/1/21      $  8,200,000     $  2,455,000
            16          9.00%        5/1/87      1/1/22         4,500,000        2,284,000
            18          9.15%        6/1/87      5/1/22         7,372,000        5,804,000
            19          9.15%        6/1/87      5/1/22         5,750,000        3,805,000
            20          9.00%        7/1/87      6/1/22         5,418,000        3,498,000
            21          9.00%        7/1/87      6/1/22         5,266,000        4,881,000
            22          9.10%        8/1/87      2/1/21         5,650,000        2,451,000
            24          9.20%       10/1/87      2/1/22         5,237,000        4,985,000
            33          9.10%        4/1/88    10/15/21         7,054,000        3,658,000
            34          9.35%        6/1/88     5/15/23         4,163,000        3,325,000
            39          9.40%        8/1/88     8/15/23         5,780,000        3,808,000
            40          9.50%        9/1/88     9/15/23         6,800,000        3,917,000
            41          9.30%       10/1/88    10/15/23         4,655,000        4,201,000
            42          9.20%       10/1/88    10/15/23         4,000,000        3,610,000
            45          9.45%        2/1/89     1/15/24         3,950,000        3,827,000
            47          9.75%        5/1/89     2/15/24         3,744,000        1,700,000
            49          8.45%        7/1/89     7/15/22         2,740,000        2,612,000
            52          9.35%        5/1/90     5/15/20         3,000,000          597,000
            55          9.00%        9/1/90    10/01/20         3,244,000          683,000
            60          8.30%        6/1/91     6/15/24         3,326,000        3,229,000
            61          8.00%        9/1/91    11/15/19         3,390,000        1,492,000
            62          7.25%        2/1/92     4/15/22         2,925,000        1,545,000
            63          7.60%        5/1/92     5/15/22         3,400,000        1,795,000
            64          7.40%        6/1/92     6/15/22         3,300,000        1,683,000
            65          7.00%        1/1/93     1/15/28         3,029,000        2,974,000
            66          7.00%        1/1/93     1/15/28         3,000,000        2,948,000
            67          6.40%        3/1/93    12/15/13         3,585,000        3,360,000
            68          6.25%        4/1/93     5/01/23         3,000,000        2,609,000
            69          6.00%        5/1/93     5/01/23         3,022,000        2,607,000
            70          6.00%        3/1/94    11/15/28         3,390,000        3,350,000
            71          7.00%        4/1/94     9/20/23         3,015,000        2,767,000
            72          7.00%        4/1/94    10/15/23         2,897,000        2,859,000
            73          7.00%        4/1/94     4/15/24         3,130,000        3,063,000
            74          7.10%        5/1/94     2/15/24         3,145,000        3,104,000
            75          7.10%        6/1/94     2/15/24         3,290,000        3,237,000
            76          7.35%        9/1/94     9/15/29         2,535,000        2,512,000
            77          8.00%        2/1/95    10/15/29         3,066,000        3,049,000
            78          7.50%        4/1/95     9/15/29         2,597,000        2,597,000
            79          6.75%        6/1/95     6/15/22         2,622,000        2,612,000
            80          7.00%        9/1/95     7/15/23         2,640,000        2,640,000
                                                              160,827,000      118,133,000

American Mortgage Securities, Inc.
  Mortgage Certificate-Backed Bonds
             5          7.35%        3/1/92     3/01/22         3,000,000        1,775,000
                                                             $163,827,000     $119,908,000

       The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
       The Bonds can be redeemed each month without premium under the following circumstances:
              The Company must call the Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the redemption fund, as defined in the prospectus, for each series that reaches $100,000; whichever occurs first.
              The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
              Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
       The market values in the secondary bond market of the Bonds outstanding as of December 31, 1995 and 1994, approximated $120,264,000 and $111,150,000, respectively.
(5)    Related Parties -
       B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock, is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.
       B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss for each fiscal year.
       As of December 31, 1995 and 1994, the Company owed B. C. Ziegler and Company $67,285 and $97,561, respectively, for accrued management fees. As of December 31, 1994, the Company also owed B. C. Ziegler and Company $142,636 which was AMSI indebtedness to B. C. Ziegler and Company at the time of the merger discussed below. During 1994, the Company redeemed 5,000 shares of the preferred stock from B. C. Ziegler and Company, the sole owner of the Company's preferred stock, for $500,000.
(6)    Merger -
       Effective December 30, 1994, the Company merged with American Mortgage Securities, Inc. ("AMSI"), another limited purpose finance company organized to facilitate the financing of mortgage loans. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company was the surviving corporation and assumed all the assets and liabilities of AMSI at year end 1994. These assets and liabilities, primarily one outstanding bond issue totaling $1,961,000 which is collateralized by a separate pool of Mortgage Certificates totaling $1,966,000, at amortized cost, are included in the Company's Balance Sheet as of December 31, 1994. The merger produced no effect on the Company's 1994 operations since it was not effective until year end.
INDEX TO EXHIBITS

Exhibit
Number                            Description of Exhibit                         Page
3                    Articles of Incorporation, as amended, and
                     Bylaws of the Company, as amended, (incor-
                     porated by reference to Exhibits 3(a) and 3(b)
                     to Registration Statement on Form S-11,
                     Commission file number 33-21324)                              *
4 (A)                Indenture dated January 1, 1986 between the
                     Company and M&I First National Bank, as
                     Trustee, relating to Mortgage Certificate-
                     Backed Bonds (incorporated by reference to
                     Exhibit 4(a) to Registration Statement on
                     Form S-11, Commission file number 33-1726)                    *
4 (B)                Tenth Supplemental Indenture dated as of
                     October 1, 1986 (incorporated by reference
                     to Exhibit (4) to Form 8-K filed November 3,
                     1986, Commission file number 33-1726)                         *
4 (C)                Fifteenth Supplemental Indenture dated as of
                     April 1, 1987 (incorporated by reference
                     to Exhibit (4) to Form 8-K filed May 20, 1987,
                     Commission file number 33-1726)                               *
4 (D)                Sixteenth Supplemental Indenture dated as of
                     May 1, 1987 (incorporated by reference to
                     Exhibit (4.1) to Form 8-K filed June 12, 1987,
                     Commission file number 33-10076)                              *
4 (E)                Eighteenth and Nineteenth Supplemental
                     Indentures dated as of June 1, 1987
                     incorporated rated by reference to Exhibit
                     (4.1) and (4.2), respectively, to Form 8-K
                     filed June 12, 1987, Commission file number
                     33-10076)                                                     *
4 (F)                Twentieth, Twenty-First and Twenty-Second
                     Supplemental Indentures dated as of July 1,
                     1987 (incorporated by reference to Exhibit
                     (4.1), (4.2) and (4.3), respectively, to
                     Form 8-K filed September 15, 1987,
                     Commission file number 33-10076)                              *
4 (G)                Twenty-Fourth Supplemental Indenture dated
                     as of October 1, 1987 (incorporated by
                     reference to Exhibit (4.1) to Form 8-K filed
                     November 18, 1987, Commission file number
                     33-10076)                                                     *
4 (H)                Thirty-Third Supplemental Indenture dated
                     as of April 1, 1988 (incorporated by
                     reference to Exhibit (4.1) to Form 8-K filed
                     May 2, 1988, Commission file number 33-10076)                 *
4 (I)                Thirty-Fourth Supplemental Indenture dated
                     June 1, 1988 and Thirty-Seventh Supplemental
                     Indenture dated as of July 1, 1988 (incor-
                     porated by reference to Exhibit (4.1) and
                     (4.4), respectively, to Form 8-K filed
                     August 1, 1988, Commission file number
                     33-21324)                                                     *
4 (J)                Thirty-Ninth Supplemental Indenture dated
                     August 1, 1988 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed October 6,
                     1988, Commission file number 33-21324)                        *
4 (K)                Fortieth Supplemental Indenture dated as of
                     September 1, 1988 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed October 6,
                     1988, Commission file number 33-21324)                        *
4 (L)                Forty-First Supplemental Indenture dated as
                     of October 1, 1988 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed November 9,
                     1988, Commission file number 33-21324)                        *
4 (M)                Forty-Second Supplemental Indenture dated as
                     of October 1, 1988 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed
                     November 9, 1988, Commission file number
                     33-21324)                                                     *
4 (N)                Forty-Fifth Supplemental Indenture dated as
                     of February 1, 1989 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed April 7,
                     1989, Commission file number 33-21324)                        *
4 (O)                Forty-Seventh Supplemental Indenture dated as
                     of May 1, 1989 (incorporated by reference to
                     Exhibit (4.1) to Form 8-K filed May 30, 1989,
                     Commission file number 33-28290)                              *
4 (P)                Forty-Ninth Supplemental Indenture dated as
                     of July 1, 1989 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed July 27,
                     1989, Commission file number 33-28290)                        *
4 (Q)                Fifty-Second Supplemental Indenture dated as
                     of May 1, 1990 (incorporated by reference to
                     Exhibit (4.1) to Form 8-K filed June 6, 1990,
                     Commission file number 33-28290)                              *
4 (R)                Fifty-Fifth Supplemental Indenture dated as
                     of September 1, 1990 (incorporated
                     by reference to Exhibit (4.1) to Form 8-K
                     filed September 13 1990, Commission file
                     number 33-28290)                                              *
4 (S)                Sixtieth Supplemental Indenture dated as
                     of June 1, 1991 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed July 11,
                     1991, Commission file number 33-28290)                        *
4 (T)                Sixty-First Supplemental Indenture dated as
                     of September 1, 1991 (incorporated by
                     reference to Exhibit (4.1) to Form 8-K
                     filed November 20, 1991, Commission file
                     number 33-28290)                                              *
4 (U)                Sixty-Second Supplemental Indenture dated as
                     of February 1, 1992 (incorporated by
                     reference to Exhibit (4.1) to Form 8-K
                     filed February 26, 1992, Commission file
                     number 33-28290)                                              *
4 (V)                Sixty-Third Supplemental Indenture dated as
                     of May 1, 1992 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed June 2,
                     1992, Commission file number 33-28290)                        *
4 (W)                Sixty-Fourth Supplemental Indenture dated as
                     of June 1, 1992 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed June 18,
                     1992, Commission file number 33-28290)                        *
4 (X)                Sixty-Fifth Supplemental Indenture dated as
                     of January 1, 1993 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed February 1,
                     1993, Commission file number 33-28290)                        *
4 (Y)                Sixty-Sixth Supplemental Indenture dated as
                     of January 1, 1993 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed February 1,
                     1993, Commission file number 33-28290)                        *
4 (Z)                Sixty-Seventh Supplemental Indenture dated as
                     of March 1, 1993 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed March 17,
                     1993, Commission file number 33-28290)                        *
4(AA)                Sixty-Eighth Supplemental Indenture dated as
                     of April 1, 1993 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed April 23,
                     1993, Commission file number 33-28290)                        *
4(AB)                Sixty-Ninth Supplemental Indenture dated as
                     of May 1, 1993 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed May 27,
                     1993, Commission file number 33-28290)                        *
4(AC)                Seventieth Supplemental Indenture dated as
                     of March 1, 1994 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed April 4,
                     1994, Commission file number 33-28290)                        *
4(AD)                Seventy-First Supplemental Indenture dated as
                     of April 1, 1994 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed May 2,
                     1994, Commission file number 33-28290)                        *
4(AE)                Seventy-Second Supplemental Indenture dated as
                     of April 1, 1994 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed May 2,
                     1994, Commission file number 33-28290)                        *
4(AF)                Seventy-Third Supplemental Indenture dated as
                     of April 1, 1994 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed May 6,
                     1994, Commission file number 33-28290)                        *
4(AG)                Seventy-Fourth Supplemental Indenture dated as
                     of May 1, 1994 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed June 1,
                     1994, Commission file number 33-28290)                        *
4(AH)                Seventy-Fifth Supplemental Indenture dated as
                     of June 1, 1994 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed July 5,
                     1994, Commission file number 33-28290)                        *
4(AI)                Seventy-Sixth Supplemental Indenture dated as
                     of September 1, 1994 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed September 30,
                     1994, Commission file number 33-28290)                        *
4(AJ)                Seventy-Seventh Supplemental Indenture dated as
                     of February 1, 1995 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed February 3,
                     1995, Commission file number 33-28290)                        *
4(AK)                Seventy-Eighth Supplemental Indenture dated as
                     of April 1, 1995 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed May 1,
                     1995, Commission file number 33-28290)                        *
4(AL)                Seventy-Ninth Supplemental Indenture dated as
                     of June 1, 1995 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed June 30,
                     1995, Commission file number 33-28290)                        *
4(AM)                Eightieth Supplemental Indenture dated as
                     of September 1, 1995 (incorporated by reference
                     to Exhibit (4.1) to Form 8-K filed September 8,
                     1995, Commission file number 33-28290)                        *
10                   Underwriting Agreement dated as of May 17,
                     1995 between the Company and B. C. Ziegler
                     and Company (incorporation by reference to
                     Exhibit 1 to Registration Statement on Form
                     S-3, Commission file number 33-92454)                         *
23                   Consent of Arthur Andersen LLP
27                   Financial Data Schedule

*Incorporated by reference
                                                                    EXHIBIT 23
                         CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
       As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-92454 on Form S-3.
                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 13, 1996.
                                                                    EXHIBIT 27
                                 FINANCIAL DATA SCHEDULE