Form 10-Q
period 1996-06-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 1996-07-30
CIK 784013

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996
                               OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                 Commission file number 33-28290
              ZIEGLER MORTGAGE SECURITIES, INC. II
     (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1539696
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
        215 North Main Street, West Bend, Wisconsin 53095
      (Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1996 was 20,000 shares.
                             PART I
              ZIEGLER MORTGAGE SECURITIES, INC. II
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                       For the Three Months Ended
                                        June 30,        June 30,
                                          1996            1995
Revenues:
  Interest income                     $2,475,314     $2,576,514
  Other                                  210,395         17,159
      Total revenues                   2,685,709      2,593,673
Expenses:
  Interest expense                     2,358,400      2,410,602
  Amortization of deferred
   issuance costs                        221,019         47,368
  General and administrative             106,290        135,703
      Total expenses                   2,685,709      2,593,673
Income before income taxes                     -              -
Provision for income taxes                     -              -
      Net income                      $        -     $        -

The accompanying notes to condensed financial statements are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                        For the Six Months Ended
                                        June 30,        June 30,
                                          1996            1995
Revenues:
  Interest income                     $5,001,667     $5,143,108
  Other                                  404,672        144,987
      Total revenues                   5,406,339      5,288,095
Expenses:
  Interest expense                     4,764,775      4,830,444
  Amortization of deferred
   issuance costs                        429,965        201,267
  General and administrative             211,599        256,384
      Total expenses                   5,406,339      5,288,095
Income before income taxes                     -              -
Provision for income taxes                     -              -
      Net income                      $        -     $        -

The accompanying notes to condensed financial statements are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                       June 30,   December 31,
                                        1996          1995
ASSETS
  Cash                                $     16,415  $     83,353
  Money market investments, at cost
   which approximates market               445,055       341,861
      Total cash and cash equivalents      461,470       425,214
  Assets held by trustee                 9,525,278     4,207,178
  Accrued interest receivable              804,153       855,783
  Mortgage Certificates held by
   trustee (net of purchase discount
   of $3,174,290 and $3,425,237,
   respectively)                       110,113,573   116,345,952
  Deferred issuance costs                3,134,870     3,378,116
      Total assets                    $124,039,344  $125,212,243
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest payable            $  3,592,011  $  3,716,958
  Mortgage Certificate-Backed bonds
    payable                            118,864,000   119,908,000
  Payable to B. C. Ziegler and Company      63,333        67,285
      Total liabilities                122,519,344   123,692,243
  Stockholders' equity
    Preferred stock, $.10 par value,
      non-voting, $9.00 non-cumulative
      dividend, $100 redemption price;
        200,000 shares authorized
        15,000 shares issued and
        outstanding                      1,500,000     1,500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and
      outstanding                           20,000        20,000
    Retained earnings                            -             -
      Total stockholders' equity         1,520,000     1,520,000
      Total liabilities and
        stockholders' equity          $124,039,344  $125,212,243

The accompanying notes to condensed financial statements are an integral part of these balance sheets.
              ZIEGLER MORTGAGE SECURITIES, INC. II
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                       For the Six Months Ended
                                        June 30,       June 30,
                                         1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $         -   $         -
 Adjustments to reconcile net income
  to net cash used in operating
  activities:
   Gain on liquidation of Mortgage
    Certificates                          (377,784)     (144,987)
   Discount accretion on Mortgage
    Certificates                           (59,906)      (60,822)
   Amortization of deferred issuance
    cost                                   429,965       201,267
   Change in assets and liabilities:
    Decrease (Increase) in -
     Assets held by trustee             (5,318,100)       66,942
     Accrued interest receivable            51,630       (16,467)
    Increase (Decrease) in -
     Accrued interest payable             (124,947)       25,617
     Payable to B. C. Ziegler and
      Company                               (3,952)     (177,091)
 Net cash used in operating activities  (5,403,094)    (105,541)
CASH FLOWS FROM INVESTING ACTIVITIES
 Redemption of Mortgage Certificates    12,708,111     4,737,635
 Purchase of Mortgage Certificates      (6,038,041)   (8,034,274)
 Net cash provided by (used in)
  investing activities                   6,670,070    (3,296,639)
CASH FLOWS FROM FINANCING ACTIVITIES
 Book credit balance in bank account             -         7,872
 Issuance of Mortgage Certificate-
  Backed Bonds                           6,037,280     8,036,450
 Principal payments of Mortgage
  Certificate-Backed Bonds              (7,268,000)   (4,815,000)
 Net cash provided by (used in)
  financing activities                  (1,230,720)    3,229,322
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                        36,256      (172,858)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                        425,214       593,951
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                          $   461,470   $   421,093

Interest expense paid during the periods was $4,889,722 and $4,804,827 in 1996 and 1995, respectively. No taxes have been paid by the Company.
The accompanying notes to condensed financial statements are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                     June 30, 1996 and 1995
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
   Bonds outstanding at June 30, 1996 consist of the following:

                                                Outstanding
               Original              Original    Principal
                Date of   Stated     Principal    Amounts
Series  Rate     Bonds   Maturity     Amounts   at 6/30/96
  10     8.90% 10/1/86    10/1/21 $  8,200,000  $2,359,000
  16     9.00%  5/1/87     1/1/22    4,500,000   2,273,000
  18     9.15%  6/1/87     5/1/22    7,372,000   5,776,000
  19     9.15%  6/1/87     5/1/22    5,750,000   3,791,000
  20     9.00%  7/1/87     6/1/22    5,418,000   3,490,000
  21     9.00%  7/1/87     6/1/22    5,266,000   4,860,000
  22     9.10%  8/1/87    12/1/21    5,650,000   2,440,000
  24     9.20% 10/1/87     2/1/22    5,237,000   4,962,000
  33     9.10%  4/1/88   10/15/21    7,054,000   3,637,000
  34     9.35%  6/1/88    5/15/23    4,163,000   3,312,000
  39     9.40%  8/1/88    8/15/23    5,780,000   3,792,000
  40     9.50%  9/1/88    9/15/23    6,800,000   3,904,000
  41     9.30% 10/1/88   10/15/23    4,655,000   4,156,000
  42     9.20% 10/1/88   10/15/23    4,000,000   3,571,000
  45     9.45%  2/1/89    1/15/24    3,950,000   1,882,000
  47     9.75%  5/1/89    2/15/24    3,744,000   1,695,000
  49     8.45%  7/1/89    7/15/22    2,740,000   2,598,000
  52     9.35%  5/1/90    5/15/20    3,000,000     485,000
  55     9.00%  9/1/90    10/1/20    3,244,000     561,000
  60     8.30%  6/1/91    6/15/24    3,326,000   3,215,000
  61     8.00%  9/1/91   11/15/19    3,390,000   1,354,000
  62     7.25%  2/1/92    4/15/22    2,925,000   1,408,000
  63     7.60%  5/1/92    5/15/22    3,400,000   1,540,000
  64     7.40%  6/1/92    6/15/22    3,300,000   1,433,000
  65     7.00%  1/1/93    1/15/28    3,029,000   2,962,000
  66     7.00%  1/1/93    1/15/28    3,000,000   2,934,000
  68     6.25%  4/1/93     5/1/23    3,000,000   2,501,000
  69     6.00%  5/1/93     5/1/23    3,022,000   2,591,000
  70     6.00%  3/1/94   11/15/28    3,390,000   3,340,000
  71     7.00%  4/1/94    9/20/23    3,015,000   2,621,000
  72     7.00%  4/1/94   10/15/23    2,897,000   2,845,000
  73     7.00%  4/1/94    4/15/24    3,130,000   3,047,000
  74     7.10%  5/1/94    2/15/24    3,145,000   3,085,000
  75     7.10%  6/1/94    2/15/24    3,290,000   3,217,000
  76     7.35%  9/1/94    9/15/29    2,535,000   2,504,000
  77     8.00%  2/1/95   10/15/29    3,066,000   3,036,000
  78     7.50%  4/1/95    9/15/29    2,597,000   2,585,000
  79     6.75%  6/1/95    6/15/22    2,622,000   2,597,000
  80     7.00%  9/1/95    7/15/23    2,640,000   2,640,000
  81     7.00   4/1/96    5/15/28    3,237,000   3,237,000
  82     7.25%  6/1/96    9/15/30    2,987,000   2,987,000
                                   163,466,000 117,223,000

American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds*
   5     7.35%  3/1/92     3/1/22    3,000,000   1,641,000
                                  $166,466,000$118,864,000

*Assumed by the company as a result of the merger of American Mortgage Securities, Inc. into the company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches
     $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the company after the third anniversary of the original issuance and,
     commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued. Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued.  The company will redeem such Bonds to the extent funds are available.
     The market values in the secondary bond market of the Bonds outstanding as of June 30, 1996 and December 31, 1995, approximated $118,190,000 and $120,264,000, respectively.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of June 30, 1996 and December 31, 1995, were approximately $114,846,000 and $124,478,000, respectively.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
Second Quarter 1996 vs. Second Quarter 1995
     During the second quarter of 1996, the company issued two additional series of Mortgage Certificate-Backed Bonds totaling $6,224,000. This compares to the issuance of two series totaling $5,219,000 during the second quarter of 1995. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the company from issuing additional series. Total revenues for the quarters totaled approximately $2,686,000 in 1996 and $2,594,000 in 1995. Bond redemptions were relatively low in this lower interest rate environment, totaling $4,494,000 during the second quarter of 1996 and $2,300,000 during the same quarter of 1995.
     In accordance with a written agreement with B. C. Ziegler and
Company, which acts as underwriter and manager of the company, management fees of the company were limited to the amount which prevented the company from incurring a loss. It is anticipated that on a continuing basis the company will operate at close to a breakeven level.
First Six Months 1996 vs. First Six Months 1995
During the first six months of 1996, the company issued two additional series of Mortgage Certificate-Backed Bonds totaling $6,224,000. This compares to the issuance of three series totaling $8,285,000 during the first six months of 1995. Total revenues, consisting mostly of interest income, for the periods totaled $5,406,000 in 1996 and $5,288,000 in 1995. Bond redemptions totaled $7,268,000 during the first six months of 1996. They were $4,815,000 during the same period of 1995.
Liquidity and Capital Resources
     The company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the company. This can be seen in the Condensed Statement of Cash Flows. For the period ended June 30, 1996, there was a net increase in cash and cash equivalents totaling approximately $36,000. The primary net cash receipt totaled $12,708,000 from the redemption of Mortgage Certificates during the period. The primary cash disbursement totaled $7,268,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period. The cash generated by the redemption of the Mortgage Certificates which has not yet been used to redeem Bonds ($5,440,000) is being held by the trustee and comprises the majority of the $5,318,000 increase in assets held by trustee on the cashflow statement.
                             PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:  None
          (b)  Reports on Form 8-K:
               Form 8-K, reporting the issuance of Series 81 Bonds and execution of the Eighty-first Supplemental Indenture with the Trustee and the Terms Agreement with B. C. Ziegler and Company, filed with the Securities and Exchange Commission on April 26, 1996.
               Form 8-K, reporting the issuance of Series 82 Bonds and execution of the Eighty-second Supplemental Indenture with the Trustee and the Terms Agreement with B. C.
               Ziegler and Company, filed with the Securities and
               Exchange Commission on June 26, 1996.
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  July 30, 1996           By /s/ Eugene H. Rudnicki
                                   Eugene H. Rudnicki
                                   President
Dated:  July 30, 1996           By /s/ Lynn R. Van Horn
                                   Lynn R. Van Horn
                                   Treasurer & Secretary