Form 10-Q
period 1996-09-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 1996-11-13
CIK 784013

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996
                               OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                 Commission file number 33-28290
                ZIEGLER MORTGAGE SECURITIES, INC. II
     (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1539696
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
        215 North Main Street, West Bend, Wisconsin 53095
      (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1996 was 20,000 shares.
                             PART I
              ZIEGLER MORTGAGE SECURITIES, INC. II
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                     For the Three Months Ended
                                     September 30,  September 30,
                                         1996           1995
Revenues:
  Interest income                     $2,410,752    $2,633,104
  Gain on liquidation of Mortgage
   Certificates                          102,625        23,579
  Other income                             5,072             -
      Total revenues                   2,518,449     2,656,683
Expenses:
  Interest expense                     2,265,653     2,470,617
  Amortization of deferred issuance
   costs                                 128,249        49,727
  General and administrative             124,547       136,339
      Total expenses                   2,518,449     2,656,683
Income before income taxes                     -             -
Provision for income taxes                     -             -
      Net income                      $        -    $        -

The accompanying notes to condensed financial statements are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                      For the Nine Months Ended
                                    September 30,  September 30,
                                        1996           1995
Revenues:
  Interest income                   $7,412,419     $7,776,212
  Gain on liquidation of Mortgage
   Certificates                        480,410        168,566
  Other income                          31,959              -
      Total revenues                 7,924,788      7,944,778
Expenses:
  Interest expense                   7,030,427      7,301,061
  Amortization of deferred issuance
   costs                               558,216        250,994
  General and administrative           336,145        392,723
      Total expenses                 7,924,788      7,944,778
Income before income taxes                   -              -
Provision for income taxes                   -              -
      Net income                    $        -     $        -

The accompanying notes to condensed financial statements are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                   September 30, December 31,
                                       1996          1995
ASSETS
  Cash                            $     26,333  $     83,353
  Money market investments,
   at cost, which approximates
   market                              450,587       341,861
      Total cash and cash
       equivalents                     476,920       425,214
  Assets held by trustee             3,947,842     4,207,178
  Accrued interest receivable          775,151       855,783
  Mortgage Certificates held by
   trustee (net of purchase
   discount of $3,044,610
   and $3,425,237, respectively)   106,405,491   116,345,952
  Deferred issuance costs            3,006,620     3,378,116
      Total assets                $114,612,024  $125,212,243
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued interest payable        $  3,479,035  $  3,716,958
  Mortgage Certificate-Backed
   bonds payable                   109,546,000   119,908,000
  Payable to B. C. Ziegler and
   Company                              66,989        67,285
      Total liabilities            113,092,024   123,692,243
  Stockholders' equity
    Preferred stock, $.10 par
     value, non-voting, $9.00
     non-cumulative dividend,
     $100 redemption price;
       200,000 shares authorized
       15,000 shares issued and
        outstanding                  1,500,000     1,500,000
    Common stock, $1 par value;
     56,000 shares authorized
     20,000 shares issued and
      outstanding                       20,000        20,000
    Retained earnings                        -             -
      Total stockholders' equity     1,520,000     1,520,000
      Total liabilities and
        stockholders' equity      $114,612,024  $125,212,243

The accompanying notes to condensed financial statements are an integral part of these balance sheets.
              ZIEGLER MORTGAGE SECURITIES, INC. II
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                       For the Nine Months Ended
                                        Sept. 30,     Sept. 30,
                                          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                          $         -  $         -
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Gain on liquidation of
     mortgage certificates               (480,410)    (168,566)
    Discount accretion on Mortgage
     Certificates                         (86,961)     (92,011)
    Amortization of deferred
     issuance costs                       558,216      250,994
    Change in assets and liabilities:
     Decrease (Increase) in -
      Funds held by trustee               259,336     (319,301)
      Accrued interest receivable          80,632      (27,007)
     Increase (Decrease) in -
      Accrued interest payable           (237,923)     215,987
      Payable to B. C. Ziegler
       and Company                           (296)    (107,333)
   Net cash provided by (used in)
    operating activities                   92,594     (247,237)
CASH FLOWS FROM INVESTING ACTIVITIES
  Redemption of Mortgage Certificates  16,545,873    5,530,233
  Purchase of Mortgage Certificates    (6,038,041) (10,604,175)
    Net cash provided by (used in)
    investing activities               10,507,832   (5,073,942)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Mortgage Certificate-
   Backed Bonds                         6,037,280   10,597,250
  Principal payments of Mortgage
   Certificate-Backed Bonds           (16,586,000)  (5,435,000)
   Net cash provided by (used in)
    financing activities              (10,548,720)   5,162,250
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       51,706     (158,929)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                       425,214      593,951
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                $   476,920  $   435,022

Interest expense paid during the periods was $7,268,350 and $7,085,074 in 1996 and 1995, respectively. No taxes have been paid by the Company.
The accompanying notes to condensed financial statements are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                       September 30, 1996
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by Ziegler Mortgage Securities, Inc. II (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
     Bonds outstanding at September 30, 1996 consist of the following:

                Original              Outstanding      Principal
                Date of     Stated     Principal        Amount
Series  Rate     Bonds     Maturity     Amounts       at 9/30/96
  10    8.90%   10/1/86     10/1/21  $  8,200,000    $  2,335,000
  16    9.00%    5/1/87      1/1/22     4,500,000       2,271,000
  18    9.15%    6/1/87      5/1/22     7,372,000       5,764,000
  19    9.15%    6/1/87      5/1/22     5,750,000       3,781,000
  20    9.00%    7/1/87      6/1/22     5,418,000       3,473,000
  21    9.00%    7/1/87      6/1/22     5,266,000       4,845,000
  24    9.20%   10/1/87      2/1/22     5,237,000       4,258,000
  33    9.10%    4/1/88    10/15/21     7,054,000       3,628,000
  34    9.35%    6/1/88     5/15/23     4,163,000       3,306,000
  39    9.40%    8/1/88     8/15/23     5,780,000       3,783,000
  40    9.50%    9/1/88     9/15/23     6,800,000       1,608,000
  41    9.30%   10/1/88    10/15/23     4,655,000       4,132,000
  42    9.20%   10/1/88    10/15/23     4,000,000       3,551,000
  45    9.45%    2/1/89     1/15/24     3,950,000       1,879,000
  47    9.75%    5/1/89     2/15/24     3,744,000       1,694,000
  49    8.45%    7/1/89     7/15/22     2,740,000       2,591,000
  52    9.35%    5/1/90     5/15/20     3,000,000         483,000
  55    9.00%    9/1/90     10/1/20     3,244,000         509,000
  61    8.00%    9/1/91    11/15/19     3,390,000       1,345,000
  62    7.25%    2/1/92     4/15/22     2,925,000       1,385,000
  63    7.60%    5/1/92     5/15/22     3,400,000       1,410,000
  64    7.40%    6/1/92     6/15/22     3,300,000       1,399,000
  65    7.00%    1/1/93     1/15/28     3,029,000       2,957,000
  66    7.00%    1/1/93     1/15/28     3,000,000       2,930,000
  68    6.25%    4/1/93      5/1/23     3,000,000       2,480,000
  69    6.00%    5/1/93      5/1/23     3,022,000       2,581,000
  70    6.00%    3/1/94    11/15/28     3,390,000       3,330,000
  71    7.00%    4/1/94     9/20/23     3,015,000       2,537,000
  72    7.00%    4/1/94    10/15/23     2,897,000       2,837,000
  73    7.00%    4/1/94     4/15/24     3,130,000       3,042,000
  74    7.10%    5/1/94     2/15/24     3,145,000       3,078,000
  75    7.10%    6/1/94     2/15/24     3,290,000       3,209,000
  76    7.35%    9/1/94     9/15/29     2,535,000       2,501,000
  77    8.00%    2/1/95    10/15/29     3,066,000       3,032,000
  78    7.50%    4/1/95     9/15/29     2,597,000       2,577,000
  79    6.75%    6/1/95     6/15/22     2,622,000       2,585,000
  80    7.00%    9/1/95     7/15/23     2,640,000       2,624,000
  81    7.00%    4/1/96     5/15/28     3,237,000       3,237,000
  82    7.25%    6/1/96     9/15/30     2,987,000       2,987,000
                                      154,490,000     107,954,000

American Mortgage Securities, Inc.
  Mortgage Certificate-Backed Bonds*
   5    7.35%    3/1/92      3/1/22     3,000,000       1,592,000
                                     $157,490,000    $109,546,000

*Assumed by the Company as a result of the merger of American Mortgage
 Securities, Inc. into the Company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The Company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and,
     commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
     Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued.  The Company will redeem such Bonds to the extent funds are available.
     The market values in the secondary bond market of the Bonds outstanding as of September 30, 1996 and December 31, 1995, approximated $109,344,000 and $120,264,000, respectively.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of September 30, 1996 and December 31, 1995, were approximately $111,103,000 and $124,478,000, respectively.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
Third Quarter 1996 vs. Third Quarter 1995
     During the third quarter of 1996, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. This compares to the issuance of one series totaling $2,640,000 during the third quarter of 1995. Total revenues, consisting mostly of interest income, for the quarters totaled approximately $2,518,000 in 1996 and $2,657,000 in 1995. Bond redemptions totaled $9,318,000 during the third quarter of 1996. They were $620,000 during the same quarter of 1995.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss.
First Nine Months 1996 vs. First Nine Months 1995
     During the first nine months of 1996, the Company issued two additional series of Mortgage Certificate-Backed Bonds totaling $6,224,000. This compares to the issuance of four series totaling $10,925,000 during the first nine months of 1995. Total revenues, consisting mostly of interest income, for the periods totaled approximately $7,925,000 in 1996 and $7,945,000 in 1995. Bond redemptions totaled $16,586,000 during the first nine months of 1996. They were $5,435,000 during the same period of 1995.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss.
Liquidity and Capital Resources
     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Condensed Statement of Cash Flows. For the period ended September 30, 1996, the Company operated at breakeven and there was a net increase in cash and cash equivalents totaling approximately $52,000. The primary net cash receipt totaled $10,508,000 from the redemption of Mortgage Certificates during the period. The primary net cash disbursement totaled $10,549,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period.
                             PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.             Description
                       27                     Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  November 12, 1996          By   /s/Eugene H. Rudnicki
                                        Eugene H. Rudnicki
                                        President
Dated:  November 12, 1996          By   /s/Lynn R. Van Horn
                                        Lynn R. Van Horn
                                        Treasurer & Secretary