Form 10-K405
period 1996-12-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 1997-03-27
CIK 784013

Form 10-K
       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996
                              OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to
                Commission file number 33-92454
              ZIEGLER MORTGAGE SECURITIES, INC. II
    (Exact name of registrant as specified in its charter)
           Wisconsin                            39-1539696
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
    (Address of principal executive offices)    (Zip Code)
Registrant's telephone number, including area code (414) 334-5521 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  (X)      NO  ( )
Aggregate market value of voting stock held by non-affiliates of the registrant: None
Number of shares outstanding of registrant's classes of common stock, as of January 31, 1997:
           Class             Shares Outstanding
       Common Stock,               20,000
      $1.00 Par Value
          DOCUMENTS INCORPORATED BY REFERENCE:  NONE
                           FORM 10-K
             ZIEGLER MORTGAGE SECURITIES, INC. II
                            PART I
Item 1 -  Business
     Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company which is owned equally by The Ziegler Companies, Inc. and Mr. James G. Pouros. The Company was organized to facilitate the financing of mortgage loans and does not intend to engage in any other business activities at this time.
     The Company issues bonds from time to time in series, each of which will be secured by a separate security package consisting of GNMA Certificates (the "GNMA Certificates") issued by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (the "FNMA Certificates") issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The Company does not have, nor is it expected in the future to have, any significant assets other than the assets pledged as security for specific series of securities issued by it.
     The full and timely payment of the principal of and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States. FNMA guarantees the payment of principal and interest on the FNMA Certificates issued by it, but the FNMA guaranty is not backed by the full faith and credit of the United States.
     B. C. Ziegler and Company, which acts as the underwriter for the bonds, is a wholly-owned subsidiary of The Ziegler Companies, Inc., owner of 50% of the outstanding common stock of the Company. B. C. Ziegler and Company provides management and administrative services to the Company for which, pursuant to a management agreement with the Company, it is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of bonds on the last day of the month preceding each semiannual payment date.
     As of December 31, 1996, the Company has issued eighty-two series of bonds totaling $340,177,000 and acquired one series of bonds totaling approximately $1,961,000 in a 1994 merger, of which $101,047,000 still are outstanding.
     There are no paid employees of the Company.
Item 2 -  Properties
     The Company owns no real estate and leases no office space.
Item 3 -  Legal Proceedings
     The Company is not a party to any material pending legal proceedings.
Item 4     - Submission of Matters to a Vote of Security Holders
     None
                            PART II
Item 5 -  Market for the Company's Common Stock and Related Security
          Holder Matters
     There is no market for the common stock of the Company. The Ziegler Companies, Inc. and Mr. James G. Pouros each own 50% of the issued and outstanding shares of the Company.
Item 6 -  Selected Financial Data

                              1996           1995           1994
Total Revenues           $ 10,383,391   $ 10,623,778   $ 11,144,634
Net Income               $          -   $          -   $          -
Earnings Per Share
 of Common Stock         $          -   $          -   $          -
Cash Dividends Per
 Share Declared          $          -   $          -   $          -
Total Assets             $105,526,490   $125,212,243   $122,392,125
Long-term Obligations    $101,047,000   $119,908,000   $117,018,000
Stockholders' Equity
 at Year End             $  1,520,000   $  1,520,000   $  1,520,000

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Comparison of Years 1996, 1995 and 1994
     During 1996, the Company issued two series of Mortgage Certificate-Backed Bonds totaling $6,224,000. During 1995, the Company issued four series of Bonds totaling $10,925,000. During 1994, the Company issued seven series of Bonds totaling $21,402,000. Unfavorable spreads between the interest yields on the mortgage certificates and the Certificate-Backed Bonds have kept the Company from issuing additional series in 1996. Total revenues, consisting mostly of interest income, for 1996, 1995 and 1994 totaled $10,383,391, $10,623,778 and $11,144,634, respectively.
     As a result of lower interest rates, the Company experienced a higher level of bond redemptions caused by the liquidation or sale of Mortgage Certificates particularly in 1994 and again in 1996. Bond redemptions fell dramatically in 1995 which saw interest rates increase and liquidation and sale volumes decline. Total bonds redeemed in 1996, 1995 and 1994 were $25,085,000, $8,035,000 and $52,154,000, respectively. These redemptions were based on Mortgage Certificate sales and liquidations totaling $25,062,000, $8,011,000 and $33,126,000 in 1996, 1995 and 1994,
respectively. These Mortgage Certificate sales and liquidations and subsequent bond redemptions result in gains on sale of mortgage certificates and offsetting increases in amortization of bond issue costs in the Statements of Operations.
     In accordance with a written management agreement, management fees of the Company were limited to the amount which prevents the Company from incurring a loss. It is anticipated that the Company will continue to operate at close to a breakeven level in future years.
Liquidity and Capital Resources
     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Statements of Cash Flows. For 1996, there was a net increase in cash and cash equivalents totaling
approximately $105,000.   Net income was zero because of the management fee
paid to B. C. Ziegler and Company. The primary net cash receipt from investing activities totaled $19,024,000 from an excess of amounts received from Mortgage Certificate liquidations over the amounts invested in the purchase of new Mortgage Certificates which serve as collateral for the two Bond series issued during 1996. The primary net disbursement from financing activities totaled $19,048,000 which arose from an excess of cash disbursed to redeem outstanding Bonds from previous series over cash received from the issuance of the two Bond series during 1996.
     The Company has 15,000 shares of $9.00 non-cumulative, non-voting preferred stock outstanding. No dividends were declared or paid in 1996, 1995 or 1994. The Company may redeem any or all of the preferred stock at any time, at a redemption price of $100 per share. During 1994, the Company redeemed 5,000 shares.
     Effective December 30, 1994, AMSI, another limited purpose finance company organized to facilitate the financing of mortgage loans, merged with and into the Company. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company assumed all the assets and liabilities of AMSI at year end 1994. These assets and liabilities, primarily one outstanding bond issue totaling $1,961,000 which was collateralized by a separate pool of Mortgage Certificates totaling $1,966,000, at amortized cost, are included in the Company's Balance Sheet as of December 31, 1996 and 1995. The merger produced no effect on the Company's 1994 operations since it was not effective until year end.
Item 8 -  Financial Statements and Supplementary Data
     The financial statements of the Company, together with the related Notes to Financial Statements and Report of Independent Public Accountants, are contained in the Financial Statements for the fiscal years ended December 31, 1996, 1995 and 1994, included herein.
Item 9 -  Disagreements with Accountants on Accounting and Financial
          Disclosure
     There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal year 1996.
                           PART III
Item 10 - Directors and Executive Officers of the Company
                                                          Position
                                                            Held
                                   Position Held            Since
     Eugene H. Rudnicki        President and Director (1)   11/85
     James G. Pouros           Director               (2)   12/92
     Jeffrey C. Vredenbregt    Vice President         (3)   12/92
     Lynn R. Van Horn          Treasurer and Secretary(4)    5/86
     (1) Mr. Rudnicki, age 62, has also been since 1980, Senior Vice President-Acquisition of B. C. Ziegler and Company.
     (2) Mr. Pouros, age 52, has also been since 1979, a member of the law firm of O'Meara, Eckert, Pouros & Gonring.
     (3) Mr. Vredenbregt, age 43, has also been, since 1993, Vice President of B. C. Ziegler and Company, and has been Assistant Treasurer and Controller of B. C. Ziegler and Company since May 18, 1987.
     (4)  Mr. Van Horn, age 43, has also been Senior Vice
          President-Finance of B. C. Ziegler and Company since March 19, 1990. From March, 1985 to March 19, 1990, Mr. Van Horn was
          Vice President-Finance of B. C. Ziegler and Company.
Item 11 - Executive Compensation
     Since B. C. Ziegler and Company provides management and administrative services to the Company pursuant to a management agreement with the Company, the Company has no salaried employees. Directors, including those who are employees of B. C. Ziegler and Company receive annual compensation of $5,000 apiece.
Item 12 - Security Ownership of Certain Beneficial Owners and Management The Ziegler Companies, Inc., 215 North Main Street, West Bend,
Wisconsin 53095, and Mr. James G. Pouros, 530 N. Silverbrook, #217, West Bend, Wisconsin 53095, each own 10,000 shares of common stock of the Company, 50% of the 20,000 outstanding shares of common stock of the Company, and each of these owners has sole voting and dispositive powers.
B. C. Ziegler and Company, 215 North Main Street, West Bend, Wisconsin 53095, manager of the Company and the sole underwriter of the bonds offered by the Company, is a wholly-owned subsidiary of The Ziegler Companies, Inc. and owns 15,000 shares of preferred stock of the Company, 100% of the 15,000 outstanding shares of preferred stock of the Company. The preferred stock is non-voting.
Item 13 - Certain Relationships and Related Transactions
     B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock entered into a management agreement with the Company as of January 1, 1986. The management agreement provides that the manager is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company on the last day of the month preceding such semiannual payment date. The management fee is payable on each semiannual payment date. As soon as possible after the end of each fiscal year of the Company, the Company is required to advise the manager of its preliminary calculation of its net income or loss for such fiscal year. In the event such preliminary calculation indicates a loss, the amount of the management fee for any such fiscal year shall be retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss (as determined by application of generally accepted accounting principles) for such fiscal year. Any such reduction in the management fee shall be applied to reduce any balance due, and, to the extent it exceeds any balance due, shall be promptly refunded to the Company. The manager earned management fees of $216,365 in 1996, $349,925 in 1995 and $158,801 in 1994.
     B. C. Ziegler and Company also acts as underwriter for the bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company receives a fee for its services equal to a percentage of the bonds offered by the Company.
     As of December 31, 1996 and 1995, the Company was indebted to B. C. Ziegler and Company in the amount of $10,945 and $67,285, respectively, for accrued management fees.
                            PART IV
Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form
          8-K
     (a)  Documents List
          (1)  Financial Statements
               Report of Independent Public Accountants.
               Balance Sheets as of December 31, 1996 and 1995.
               Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.
               Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.
               Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.
               Notes to Financial Statements, dated as of December 31,
               1996 and 1995.
          (2)  Financial Statement Schedules
                    None
          (3)  Exhibits
               (3) Articles of Incorporation, as amended, and Bylaws of the Company, as amended, (incorporated by reference to Exhibits 3(a) and 3(b) to Registration Statement on Form S-11, Commission file number 33-21324)
               (4)  (A)  Indenture dated January 1, 1986 between the
                         Company and M&I First National Bank, as
                         Trustee, relating to Mortgage
                         Certificate-Backed Bonds (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-11, Commission file number 33-1726).
                    (B)  Tenth Supplemental Indenture dated as of
                         October 1, 1986 (incorporated by reference to Exhibit (4) to Form 8-K filed November 3,
                         1986, Commission file number 33-1726).
                    (C)  Fifteenth Supplemental Indenture dated as of
                         April 1, 1987 (incorporated by reference to
                         Exhibit (4) to Form 8-K filed May 20, 1987,
                         Commission file number 33-1726).
                    (D)  Sixteenth Supplemental Indenture dated as of
                         May 1, 1987 (incorporated by reference to
                         Exhibit (4.1) to Form 8-K filed June 12,
                         1987, Commission file number 33-10076).
                    (E)  Eighteenth and Nineteenth Supplemental
                         Indentures dated as of June 1, 1987
                         (incorporated by reference to Exhibit (4.1) and (4.2), respectively, to Form 8-K filed
                         July 17, 1987, Commission file number
                         33-10076).
                    (F) Twentieth, Twenty-First and Twenty-Second Supplemental Indentures dated as of July 1,
                         1987 (incorporated by reference to Exhibit
                         (4.1), (4.2) and (4.3), respectively, to Form
                         8-K filed September 15, 1987, Commission file number 33-10076).
                    (G) Twenty-Fourth Supplemental Indenture dated as of October 1, 1987 (incorporated by reference to Exhibit (4.1) to Form 8-K filed November
                         18, 1987, Commission file number 33-10076).
                    (H) Thirty-Third Supplemental Indenture dated as of April 1, 1988 (incorporated by reference to Exhibit (4.1) to Form 8-K filed May 2,
                         1988, Commission file number 33-10076).
                    (I)  Thirty-Fourth Supplemental Indenture dated
                         June 1, 1988 and Thirty-Seventh Supplemental
                         Indenture dated as of July 1, 1988
                         (incorporated by reference to Exhibit (4.1) and (4.4), respectively, to Form 8-K filed
                         August 1, 1988, Commission file number
                         33-21324).
                    (J) Thirty-Ninth Supplemental Indenture dated as of August 1, 1988 (incorporated by reference to Exhibit (4.1) to Form 8-K filed October 6, 1988, Commission file number 33-21324).
                    (K) Fortieth Supplemental Indenture dated as of September 1, 1988 (incorporated by reference to Exhibit (4.1) to Form 8-K filed October 6, 1988, Commission file number 33-21324).
                    (L) Forty-First Supplemental Indenture dated as of October 1, 1988 (incorporated by reference to Exhibit (4.1) to Form 8-K filed November
                         9, 1988, Commission file number 33-21324).
                    (M) Forty-Second Supplemental Indenture dated as of October 1, 1988 (incorporated by reference to Exhibit (4.1) to Form 8-K filed November
                         9, 1988, Commission file number 33-21324).
                    (N) Forty-Fifth Supplemental Indenture dated as of February 1, 1989 (incorporated by reference to Exhibit (4.1) to Form 8-K filed
                         April 7, 1989, Commission file number
                         33-21324).
                    (O) Forty-Seventh Supplemental Indenture dated as of May 1, 1989 (incorporated by reference to Exhibit (4.1) to Form 8-K filed May 30, 1989, Commission file number 33-28290).
                    (P) Forty-Ninth Supplemental Indenture dated as of July 1, 1989 (incorporated by reference to Exhibit (4.1) to Form 8-K filed July 27,
                         1989, Commission file number 33-28290).
                    (Q) Fifty-Second Supplemental Indenture dated as of May 1, 1990 (incorporated by reference to Exhibit (4.1) to Form 8-K filed June 6, 1990, Commission file number 33-28290).
                    (R) Fifty-Fifth Supplemental Indenture dated as of September 1, 1990 (incorporated by reference to Exhibit (4.1) to Form 8-K filed September 13, 1990, Commission file number 33-28290).
                    (S)  Sixtieth Supplemental Indenture dated as of
                         June 1, 1991 (incorporated by reference to
                         Exhibit (4.1) to Form 8-K filed July 11,
                         1991, Commission file number 33-28290).
                    (T)  Sixty-First Supplemental Indenture dated as
                         of September 1, 1991 (incorporated by
                         reference to Exhibit (4.1) to Form 8-K filed
                         October 3, 1991, Commission file number
                         33-28290).
                    (U) Sixty-Second Supplemental Indenture dated as of February 1, 1992 (incorporated by reference to Exhibit (4.1) to Form 8-K filed February 26, 1992, Commission file number 33-28290).
                    (V) Sixty-Third Supplemental Indenture dated as of May 1, 1992 (incorporated by reference to Exhibit (4.1) to Form 8-K filed June 2, 1992, Commission file number 33-28290).
                    (W) Sixty-Fourth Supplemental Indenture dated as of June 1, 1992 (incorporated by reference to Exhibit (4.1) to Form 8-K filed June 18,
                         1992, Commission file number 33-28290).
                    (X) Sixty-Fifth Supplemental Indenture dated as of January 1, 1993 incorporated by reference to Exhibit (4.1) to Form 8-K filed February
                         1, 1993, Commission file number 33-28290).
                    (Y) Sixty-Sixth Supplemental Indenture dated as of January 1, 1993 (incorporated by reference to Exhibit (4.1) to Form 8-K filed February
                         1, 1993, Commission file number 33-28290).
                    (Z) Sixty-Seventh Supplemental Indenture dated as of March 1, 1993 (incorporated by reference to Exhibit (4.1) to Form 8-K filed March 17,
                         1993, Commission file number 33-28290).
                    (AA) Sixty-Eighth Supplemental Indenture dated as
                         of April 1, 1993 (incorporated by reference to Exhibit (4.1) to Form 8-K filed April 23,
                         1993, Commission file number 33-28290).
                    (AB) Sixty-Ninth Supplemental Indenture dated as
                         of May 1, 1993 (incorporated by reference to Exhibit (4.1) to Form 8-K filed May 27, 1993, Commission file number 33-28290).
                    (AC) Seventieth Supplemental Indenture dated as of
                         March 1, 1994 (incorporated by reference to
                         Exhibit (4.1) to Form 8-K filed April 4,
                         1994, Commission file number 33-28290).
                    (AD) Seventy-First Supplemental Indenture dated as
                         of April 1, 1994 (incorporated by reference to Exhibit (4.1) to Form 8-K filed May 2,
                         1994, Commission file number 33-28290).
                    (AE) Seventy-Second Supplemental Indenture dated
                         as of April 1, 1994 (incorporated by
                         reference to Exhibit (4.1) to Form 8-K filed
                         May 2, 1994, Commission file number
                         33-28290).
                    (AF) Seventy-Third Supplemental Indenture dated as
                         of April 1, 1994 (incorporated by reference to Exhibit (4.1) to Form 8-K filed May 6,
                         1994, Commission file number 33-28290).
                    (AG) Seventy-Fourth Supplemental Indenture dated
                         as of May 1, 1994 (incorporated by reference to Exhibit (4.1) to Form 8-K filed June 1,
                         1994, Commission file number 33-28290).
                    (AH) Seventy-Fifth Supplemental Indenture dated as
                         of June 1, 1994 (incorporated by reference to Exhibit (4.1) to Form 8-K filed July 5, 1994, Commission file number 33-28290).
                    (AI) Seventy-Sixth Supplemental Indenture dated as
                         of September 1, 1994 (incorporated by
                         reference to Exhibit (4.1) to Form 8-K filed
                         September 30, 1994, Commission file number
                         33-28290).
                    (AJ) Seventy-Seventh Supplemental Indenture dated
                         as of February 1, 1995 (incorporated by
                         reference to Exhibit (4.1) to Form 8-K filed
                         February 3, 1995, Commission file number
                         33-28290).
                    (AK) Seventy-Eighth Supplemental Indenture dated
                         as of April 1, 1995 (incorporated by
                         reference to Exhibit (4.1) to Form 8-K filed
                         May 1, 1995, Commission file number
                         33-28290).
                    (AL) Seventy-Ninth Supplemental Indenture dated as
                         of June 1, 1995 (incorporated by reference to Exhibit (4.1) to Form 8-K filed June 30,
                         1995, Commission file number 33-28290).
                    (AM) Eightieth Supplemental Indenture dated as of
                         September 1, 1995 (incorporated by reference to Exhibit (4.1) to Form 8-K filed September
                         8, 1995, Commission file number 33-28290).
                    (AN) Eighty First Supplemental Indenture dated as
                         of April 1, 1996 (incorporated by reference to Exhibit (4.1) to Form 8-K filed April 26,
                         1996, Commission file number 33-28290).
                    (AO) Eighty Second Supplemental Indenture dated as
                         of June 1, 1996 (incorporated by reference to Exhibit (4.1) to Form 8-K filed June 26,
                         1996, Commission file number 33-28290).
                    (All references to Supplemental Indentures relating to Bonds which have been redeemed in whole have been deleted.)
               (10) Form of Underwriting Agreement dated as of May 17,
                    1995 between the Company and B. C. Ziegler and
                    Company (incorporated by reference to Exhibit 1 to Registration Statement on Form S-3, Commission file number 33-92454).
               (27) Financial Data Schedule
     (b)  Reports on Form 8-K
               None
     (c)  Exhibits Required by Item 601 of Regulation S-K
               Included in Item (a)(3) above.
     (d)  Financial Statement Schedules Required by Regulation S-X
               None

                          SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 1997.
                              ZIEGLER MORTGAGE SECURITIES, INC. II
                              By /s/ Eugene H. Rudnicki
                                 Eugene H. Rudnicki
                                 President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
    Signature                   Title                       Date
/s/ Eugene H. Rudnicki   President and Director       February 21, 1997
Eugene H. Rudnicki       (Chief Executive Officer)


/s/ James G. Pouros      Director                     February 21, 1997
James G. Pouros


/s/ Lynn R. Van Horn     Treasurer and Secretary      February 21, 1997
Lynn R. Van Horn         (Principal Financial and
                          Accounting Officer)

INDEX TO FINANCIAL STATEMENTS
The following financial statements are referenced in Item 8:
                                                             Page
     Report of Independent Public Accountants                 14
     Balance Sheets as of December 31, 1996 and 1995          15
     Statements of Operations For the Years Ended
      December 31, 1996, 1995 and 1994                        16
     Statements of Changes in Stockholders' Equity For the
      Years Ended December 31, 1996, 1995 and 1994            17
     Statements of Cash Flows For the Years Ended
      December 31, 1996, 1995, and 1994                       18
     Notes to Financial Statements, dated as of
      December 31, 1996 and 1995                              20
     Exhibit 23 Consent of Arthur Andersen LLP                28
     Exhibit 27 Financial Data Schedule                       29

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of
  Ziegler Mortgage Securities, Inc. II:
     We have audited the accompanying balance sheets of ZIEGLER MORTGAGE SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler Mortgage Securities, Inc. II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.
                              ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 7, 1997.
             ZIEGLER MORTGAGE SECURITIES, INC. II
                        BALANCE SHEETS
               AS OF DECEMBER 31, 1996 AND 1995

                                                      1996            1995
ASSETS
Cash                                              $     74,291   $     83,353
Money market investments, at cost,
 which approximates market                             456,228        341,861
    Total cash and cash equivalents                    530,519        425,214
Cash and investments held by trustee, at cost,
 which approximates market                           3,347,344      4,207,178
Accrued interest receivable                            707,253        855,783
Mortgage Certificates, held by trustee (net of
 purchase discount of $2,795,809 and $3,425,237,
 respectively)                                      98,182,510    116,345,952
Deferred issuance costs                              2,758,864      3,378,116
    Total assets                                  $105,526,490   $125,212,243
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest payable                          $  2,948,545   $  3,716,958
Mortgage Certificate-Backed Bonds payable          101,047,000    119,908,000
Payable to B. C. Ziegler and Company                    10,945         67,285
    Total liabilities                              104,006,490    123,692,243
Stockholders' Equity:
 Preferred Stock, $.10 par value, non-voting,
  $9.00 non-cumulative dividend,
  $100 redemption price;
     200,000 shares authorized,
     15,000 shares issued and
      outstanding, respectively                      1,500,000      1,500,000
 Common stock, $1 par value,
   56,000 shares authorized,
   20,000 shares issued and outstanding                 20,000         20,000
 Retained earnings                                           -              -
    Total stockholders' equity                       1,520,000      1,520,000
    Total liabilities and stockholders' equity    $105,526,490   $125,212,243

The accompanying notes to financial statements are an integral part of these balance sheets.
                   ZIEGLER MORTGAGE SECURITIES, INC. II
                         STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996         1995           1994
Revenues:
 Interest income                      $  9,635,812  $ 10,395,747  $ 10,129,823
 Gain on sale of mortgage
  certificates                             747,579       228,031     1,014,811
    Total revenues                      10,383,391    10,623,778    11,144,634
Expenses:
 Interest expense                        9,158,478     9,764,637     9,654,473
 Amortization of deferred
  issuance costs                           805,971       359,513     1,111,631
 Management fee                            216,365       349,925       158,801
 General and administrative                202,577       149,703       219,729
    Total expenses                      10,383,391    10,623,778    11,144,634
Income before income taxes                       -             -             -
Provision for income taxes                       -             -             -
    Net income                        $          -  $          -  $          -

The accompanying notes to financial statements are an integral part of these statements.

                                ZIEGLER MORTGAGE SECURITIES, INC. II
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                           Common Stock            Preferred Stock                       Total
                        Number                  Number                                  Stock-
                          of                      of                    Retained       holders'
                        Shares    Amount        Shares     Amount       Earnings        Equity
Balance at
 December 31, 1993       20,000   $20,000       20,000   $2,000,000     $      -     $2,020,000
  Redemption of
   preferred stock            -         -       (5,000)    (500,000)           -       (500,000)
  Net income                  -         -            -            -            -              -
Balance at
 December 31, 1994       20,000    20,000       15,000    1,500,000            -      1,520,000
  Net income                  -         -            -            -            -              -
Balance at
 December 31, 1995       20,000    20,000       15,000    1,500,000            -      1,520,000
  Net income                  -         -            -            -            -              -
Balance at
 December 31, 1996       20,000   $20,000       15,000   $1,500,000     $      -     $1,520,000

The accompanying notes to financial statemetns are an integral part of these statements.

                   ZIEGLER MORTGAGE SECURITIES, INC. II
                         STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996         1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                            $         -   $         -   $         -
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Gain on sale of Mortgage
    Certificates                          (747,579)     (228,031)   (1,014,811)
   Discount accretion on
    Mortgage Certificates                 (113,051)     (123,337)     (116,878)
   Amortization of deferred
    issuance costs                         805,971       359,513     1,111,631
   Change in assets and liabilities:
     Decrease (Increase) in -
      Funds held by trustee                859,834       (64,595)   20,874,119
      Accrued interest receivable          148,530       (11,708)      119,467
     Increase (Decrease) in -
      Payable to
       B. C. Ziegler and Company           (56,340)     (172,912)      (26,943)
      Accrued interest payable            (768,413)      103,030    (1,430,566)
 Net cash provided by (used in)
  operating activities                     128,952      (138,040)   19,516,019
CASH FLOWS FROM INVESTING
ACTIVITIES:
 Cash acquired through merger                    -             -        55,249
 Sale and redemption of
  Mortgage Certificates                 25,062,114     8,011,228    33,126,215
 Purchase of Mortgage Certificates      (6,038,041)  (10,604,175)  (20,681,090)
 Net cash provided by (used in)
  investing activities                  19,024,073    (2,592,947)   12,500,374
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Issuance of Mortgage
  Certificate-Backed Bonds               6,037,280    10,597,250    20,749,705
 Principal payments on
  Mortgage Certificate-Backed Bonds    (25,085,000)   (8,035,000)  (52,154,000)
 Redemption of preferred stock                   -             -      (500,000)
  Net cash provided by (used in)
   financing activities                (19,047,720)    2,562,250   (31,904,295)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                           105,305      (168,737)      112,098
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                          425,214       593,951       481,853
CASH AND CASH EQUIVALENTS AT
END OF YEAR                            $   530,519   $   425,214   $   593,951
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the year         $ 9,926,891   $ 9,661,607   $11,085,000
 Income taxes paid during the year     $         -   $         -   $         -
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:
 Assets acquired through merger,
   primarily Mortgage Certificates     $        -    $         -   $ 2,096,000
 Liabilities assumed through merger,
   primarily Mortgage Certificate-
   Backed Bonds                        $       -     $         -   $ 2,151,000

The accompanying notes to financial statements are an integral part of these statements.
             ZIEGLER MORTGAGE SECURITIES, INC. II
                 NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 AND 1995
(1)  Organization -
     Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans. The common stock of the Company is owned equally by The Ziegler Companies, Inc. and James G. Pouros.
(2)  Summary of Significant Accounting Policies -
     Mortgage Certificates are carried at par value less unamortized purchase discount. The purchase discount on the Mortgage Certificates is amortized over the life of the related outstanding Mortgage Certificate- Backed Bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. The market values of the Mortgage Certificates at December 31, 1996 and 1995 were approximately $103,022,000 and $124,478,000, respectively.
     Deferred bond issuance costs consist of underwriting discounts and other expenses of issuance and distribution. Such costs are amortized over the life of the outstanding Bonds using the bonds outstanding method which approximates the effective interest rate method.
     Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(3)  Mortgage Certificates -
     The Mortgage Certificates consist of GNMA Certificates (comprising 89% of the portfolio as of December 31, 1996) guaranteed by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (comprising 11% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government. FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.
     Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.
(4)  Mortgage Certificate-Backed Bonds Payable -
     Bonds outstanding at December 31, 1996, consist of the following:

                                                       Outstanding
                                                        Principal
                                            Original     Amounts
                      Date of  Stated       Principal      at
    Series    Rate     Bonds  Maturity       Amounts    12/31/96
      10      8.90%  10/1/86   10/1/21  $  8,200,000 $  2,324,000
      16      9.00%   5/1/87    1/1/22     4,500,000    2,261,000
      19      9.15%   6/1/87    5/1/22     5,750,000    3,771,000
      20      9.00%   7/1/87    6/1/22     5,418,000    3,470,000
      21      9.00%   7/1/87    6/1/22     5,266,000    4,833,000
      24      9.20%  10/1/87    2/1/22     5,237,000    4,243,000
      33      9.10%   4/1/88  10/15/21     7,054,000    3,619,000
      34      9.35%   6/1/88   5/15/23     4,163,000    3,304,000
      39      9.40%   8/1/88   8/15/23     5,780,000    3,774,000
      40      9.50%   9/1/88   9/15/23     6,800,000    1,605,000
      41      9.30%  10/1/88  10/15/23     4,655,000    4,108,000
      42      9.20%  10/1/88  10/15/23     4,000,000    3,530,000
      47      9.75%   5/1/89   2/15/24     3,744,000    1,690,000
      49      8.45%   7/1/89   7/15/22     2,740,000    2,584,000
      52      9.35%   5/1/90   5/15/20     3,000,000      401,000
      55      9.00%   9/1/90  10/01/20     3,244,000      507,000
      61      8.00%   9/1/91  11/15/19     3,390,000    1,337,000
      62      7.25%   2/1/92   4/15/22     2,925,000    1,347,000
      63      7.60%   5/1/92   5/15/22     3,400,000    1,244,000
      64      7.40%   6/1/92   6/15/22     3,300,000    1,394,000
      65      7.00%   1/1/93   1/15/28     3,029,000    2,957,000
      66      7.00%   1/1/93   1/15/28     3,000,000    2,925,000
      68      6.25%   4/1/93   5/01/23     3,000,000    2,440,000
      69      6.00%   5/1/93   5/01/23     3,022,000    2,457,000
      70      6.00%   3/1/94  11/15/28     3,390,000    3,325,000
      71      7.00%   4/1/94   9/20/23     3,015,000    2,476,000
      72      7.00%   4/1/94  10/15/23     2,897,000    2,827,000
      73      7.00%   4/1/94   4/15/24     3,130,000    2,985,000
      74      7.10%   5/1/94   2/15/24     3,145,000    3,072,000
      75      7.10%   6/1/94   2/15/24     3,290,000    3,203,000
      76      7.35%   9/1/94   9/15/29     2,535,000    2,498,000
      77      8.00%   2/1/95  10/15/29     3,066,000    3,031,000
      78      7.50%   4/1/95   9/15/29     2,597,000    2,573,000
      79      6.75%   6/1/95   6/15/22     2,622,000    2,579,000
      80      7.00%   9/1/95   7/15/23     2,640,000    2,607,000
      81      7.00%   4/1/96   5/15/28     3,237,000    3,237,000
      82      7.25%   6/1/96   9/15/30     2,987,000    2,984,000
                                         143,168,000   99,522,000
     American Mortgage Securities, Inc.
      Mortgage Certificate-Backed Bonds
       5      7.35%   3/1/92   3/01/22     3,000,000    1,525,000
                                        $146,168,000 $101,047,000

     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
          The Company must call the Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the redemption fund, as defined in the prospectus, for each series that reaches $100,000; whichever occurs first.
          The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued. Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
     The market values in the secondary bond market of the Bonds outstanding as of December 31, 1996 and 1995, approximated $101,173,000 and $120,264,000, respectively.
(5)  Related Parties -
     B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock, is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.
     B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss for each fiscal year.
     As of December 31, 1996 and 1995, the Company owed B. C. Ziegler and Company $10,945 and $67,285, respectively, for accrued management fees.
     During 1994, the Company redeemed 5,000 shares of the preferred stock from B. C. Ziegler and Company, the sole owner of the Company's preferred stock, for $500,000.
(6)  Merger -
     Effective December 30, 1994, the Company merged with American Mortgage Securities, Inc. ("AMSI"), another limited purpose finance company organized to facilitate the financing of mortgage loans. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company was the surviving corporation and assumed all the assets and liabilities of AMSI at year end 1994.
INDEX TO EXHIBITS
Exhibit
Number             Description of Exhibit                       Page
3            Articles of Incorporation, as amended, and
             Bylaws of the Company, as amended, (incor-
             porated by reference to Exhibits 3(a) and 3(b)
             to Registration Statement on Form S-11,
             Commission file number 33-21324)                     *
4 (A)        Indenture dated January 1, 1986 between the
             Company and M&I First National Bank, as
             Trustee, relating to Mortgage Certificate-
             Backed Bonds (incorporated by reference to
             Exhibit 4(a) to Registration Statement on
             Form S-11, Commission file number 33-1726)           *
4 (B)        Tenth Supplemental Indenture dated as of
             October 1, 1986 (incorporated by reference
             to Exhibit (4) to Form 8-K filed November 3,
             1986, Commission file number 33-1726)                *
4 (C)        Fifteenth Supplemental Indenture dated as of
             April 1, 1987 (incorporated by reference
             to Exhibit (4) to Form 8-K filed May 20, 1987,
             Commission file number 33-1726)                      *
4 (D)        Sixteenth Supplemental Indenture dated as of
             May 1, 1987 (incorporated by reference to
             Exhibit (4.1) to Form 8-K filed June 12, 1987,
             Commission file number 33-10076)                     *
4 (E)        Eighteenth and Nineteenth Supplemental
             Indentures dated as of June 1, 1987
             incorporated rated by reference to Exhibit
             (4.1) and (4.2), respectively, to Form 8-K
             filed June 12, 1987, Commission file number
             33-10076)                                            *
4 (F)        Twentieth, Twenty-First and Twenty-Second
             Supplemental Indentures dated as of July 1,
             1987 (incorporated by reference to Exhibit
             (4.1), (4.2) and (4.3), respectively, to
             Form 8-K filed September 15, 1987,
             Commission file number 33-10076)                     *
4 (G)        Twenty-Fourth Supplemental Indenture dated
             as of October 1, 1987 (incorporated by
             reference to Exhibit (4.1) to Form 8-K filed
             November 18, 1987, Commission file number
             33-10076)                                            *
4 (H)        Thirty-Third Supplemental Indenture dated
             as of April 1, 1988 (incorporated by
             reference to Exhibit (4.1) to Form 8-K filed
             May 2, 1988, Commission file number 33-10076)        *
4 (I)        Thirty-Fourth Supplemental Indenture dated
             June 1, 1988 and Thirty-Seventh Supplemental
             Indenture dated as of July 1, 1988 (incor-
             porated by reference to Exhibit (4.1) and
             (4.4), respectively, to Form 8-K filed
             August 1, 1988, Commission file number
             33-21324)                                            *
4 (J)        Thirty-Ninth Supplemental Indenture dated
             August 1, 1988 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed October 6,
             1988, Commission file number 33-21324)               *
4 (K)        Fortieth Supplemental Indenture dated as of
             September 1, 1988 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed October 6,
             1988, Commission file number 33-21324)               *
4 (L)        Forty-First Supplemental Indenture dated as
             of October 1, 1988 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed November 9,
             1988, Commission file number 33-21324)               *
4 (M)        Forty-Second Supplemental Indenture dated as
             of October 1, 1988 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed
             November 9, 1988, Commission file number
             33-21324)                                            *
4 (N)        Forty-Fifth Supplemental Indenture dated as
             of February 1, 1989 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed April 7,
             1989, Commission file number 33-21324)               *
4 (O)        Forty-Seventh Supplemental Indenture dated as
             of May 1, 1989 (incorporated by reference to
             Exhibit (4.1) to Form 8-K filed May 30, 1989,
             Commission file number 33-28290)                     *
4 (P)        Forty-Ninth Supplemental Indenture dated as
             of July 1, 1989 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed July 27,
             1989, Commission file number 33-28290)               *
4 (Q)        Fifty-Second Supplemental Indenture dated as
             of May 1, 1990 (incorporated by reference to
             Exhibit (4.1) to Form 8-K filed June 6, 1990,
             Commission file number 33-28290)                     *
4 (R)        Fifty-Fifth Supplemental Indenture dated as
             of September 1, 1990 (incorporated
             by reference to Exhibit (4.1) to Form 8-K
             filed September 13 1990, Commission file
             number 33-28290)                                     *
4 (S)        Sixtieth Supplemental Indenture dated as
             of June 1, 1991 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed July 11,
             1991, Commission file number 33-28290)               *
4 (T)        Sixty-First Supplemental Indenture dated as
             of September 1, 1991 (incorporated by
             reference to Exhibit (4.1) to Form 8-K
             filed November 20, 1991, Commission file
             number 33-28290)                                     *
4 (U)        Sixty-Second Supplemental Indenture dated as
             of February 1, 1992 (incorporated by
             reference to Exhibit (4.1) to Form 8-K
             filed February 26, 1992, Commission file
             number 33-28290)                                     *
4 (V)        Sixty-Third Supplemental Indenture dated as
             of May 1, 1992 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed June 2,
             1992, Commission file number 33-28290)               *
4 (W)        Sixty-Fourth Supplemental Indenture dated as
             of June 1, 1992 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed June 18,
             1992, Commission file number 33-28290)               *
4 (X)        Sixty-Fifth Supplemental Indenture dated as
             of January 1, 1993 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed February 1,
             1993, Commission file number 33-28290)               *
4 (Y)        Sixty-Sixth Supplemental Indenture dated as
             of January 1, 1993 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed February 1,
             1993, Commission file number 33-28290)               *
4 (Z)        Sixty-Seventh Supplemental Indenture dated as
             of March 1, 1993 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed March 17,
             1993, Commission file number 33-28290)               *
4(AA)        Sixty-Eighth Supplemental Indenture dated as
             of April 1, 1993 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed April 23,
             1993, Commission file number 33-28290)               *
4(AB)        Sixty-Ninth Supplemental Indenture dated as
             of May 1, 1993 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed May 27,
             1993, Commission file number 33-28290)               *
4(AC)        Seventieth Supplemental Indenture dated as
             of March 1, 1994 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed April 4,
             1994, Commission file number 33-28290)               *
4(AD)        Seventy-First Supplemental Indenture dated as
             of April 1, 1994 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed May 2,
             1994, Commission file number 33-28290)               *
4(AE)        Seventy-Second Supplemental Indenture dated as
             of April 1, 1994 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed May 2,
             1994, Commission file number 33-28290)               *
4(AF)        Seventy-Third Supplemental Indenture dated as
             of April 1, 1994 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed May 6,
             1994, Commission file number 33-28290)               *
4(AG)        Seventy-Fourth Supplemental Indenture dated as
             of May 1, 1994 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed June 1,
             1994, Commission file number 33-28290)               *
4(AH)        Seventy-Fifth Supplemental Indenture dated as
             of June 1, 1994 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed July 5,
             1994, Commission file number 33-28290)               *
4(AI)        Seventy-Sixth Supplemental Indenture dated as
             of September 1, 1994 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed September 30,
             1994, Commission file number 33-28290)               *
4(AJ)        Seventy-Seventh Supplemental Indenture dated as
             of February 1, 1995 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed February 3,
             1995, Commission file number 33-28290)               *
4(AK)        Seventy-Eighth Supplemental Indenture dated as
             of April 1, 1995 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed May 1,
             1995, Commission file number 33-28290)               *
4(AL)        Seventy-Ninth Supplemental Indenture dated as
             of June 1, 1995 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed June 30,
             1995, Commission file number 33-28290)               *
4(AM)        Eightieth Supplemental Indenture dated as
             of September 1, 1995 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed September 8,
             1995, Commission file number 33-28290)               *
4(AN)        Eighty-First Supplemental Indenture dated as
             of April 1, 1996 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed April 21,
             1996, Commission file number 33-28290)               *
4(AO)        Eighty-Second Supplemental Indenture dated as
             of June 1, 1996 (incorporated by reference
             to Exhibit (4.1) to Form 8-K filed June 26,
             1996, Commission file number 33-28290)               *
10           Underwriting Agreement dated as of May 17,
             1995 between the Company and B. C. Ziegler
             and Company (incorporation by reference to
             Exhibit 1 to Registration Statement on Form
             S-3, Commission file number 33-92454)                *
23           Consent of Arthur Andersen LLP
27           Financial Data Schedule
*Incorporated by reference
                                                     EXHIBIT 23
           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-92454 on Form S-3.
                              ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 27, 1997.
                                                     EXHIBIT 27
                    FINANCIAL DATA SCHEDULE