Form 10-Q
period 1997-03-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 1997-05-15
CIK 784013

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997
                              OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                Commission file number 33-28290
             ZIEGLER MORTGAGE SECURITIES, INC. II
    (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1539696
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
     (Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1997 was 20,000 shares.

                             PART I
             ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

[CAPTION]
                                      For the Three Months Ended
                                         March 31,    March 31,
                                           1997         1996

Revenues:
  Interest income                      $2,145,190   $2,526,353
  Other                                    19,045      194,277
      Total revenues                    2,164,235    2,720,630
Expenses:
  Interest expense                      2,013,322    2,406,375
  Amortization of deferred issuance
    costs                                  41,761      208,946
  General and administrative              109,152      105,309
      Total expenses                    2,164,235    2,720,630
Income before income taxes                      -            -
Provision for income taxes                      -            -
      Net income                       $        -   $        -

   The accompanying notes to condensed financial statements are an integral part of these statements.

              ZIEGLER MORTGAGE SECURITIES, INC. II
                   CONDENSED BALANCE SHEETS
                          (Unaudited)
[CAPTION]
                                       March 31,  December 31,
                                        1997          1996

ASSETS
  Cash                             $    123,269     $  74,291
  Money market investments, at
   cost which approximates market       461,802       456,228
      Total cash and cash
        equivalents                     585,071       530,519
  Assets held by trustee              3,748,333     3,347,344
  Accrued interest receivable           704,545       707,253
  Mortgage Certificates held by
   trustee (net of purchase
   discount of $2,751,299 and
   $2,795,809, respectively)         97,546,583    98,182,510
  Deferred issuance costs             2,717,102     2,758,864
      Total assets                 $105,301,634  $105,526,490
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Accrued interest payable         $  3,225,783  $  2,948,545
  Mortgage Certificate-Backed
    bonds payable                   100,460,000   101,047,000
  Payable to B. C. Ziegler and
    Company                              95,851        10,945
      Total liabilities             103,781,634   104,006,490
  Stockholders' equity
    Preferred stock, $.10 par
      value, non-voting, $9.00
      non-cumulative dividend,
      $100 redemption price;
        200,000 shares authorized
        15,000 shares issued and
        outstanding                   1,500,000     1,500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and
      outstanding                        20,000        20,000
    Retained earnings                         -             -
      Total stockholders' equity      1,520,000     1,520,000
      Total liabilities and
        stockholders' equity       $105,301,634  $105,526,490

   The accompanying notes to condensed financial statements
         are an integral part of these balance sheets.
              ZIEGLER MORTGAGE SECURITIES, INC. II
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
[CAPTION]
                                      For the Three Months Ended
                                        March 31,      March 31,
                                         1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                          $         -   $         -
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Gain on liquidation of Mortgage
      Certificates                        (19,045)     (194,277)
    Discount accretion on Mortgage
      Certificates                        (25,465)      (30,063)
    Amortization of deferred issuance
      cost                                 41,761       208,948
    Change in assets and liabilities:
      Decrease (Increase) in -
        Assets held by trustee           (400,989)   (3,530,461)
        Accrued interest receivable         2,708        41,908
      Increase (Decrease) in -
        Accrued interest payable          277,238        49,463
        Payable to B. C. Ziegler and
          Company                          84,906        (3,314)
  Net cash used in operating
    activities                           (38,886)    (3,457,796)
CASH FLOWS FROM INVESTING ACTIVITIES
  Redemption of Mortgage Certificates     680,438     6,248,642
  Net cash provided by investing
    activities                            680,438     6,248,642
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of Mortgage
    Certificate-Backed bonds             (587,000)   (2,774,000)
  Net cash used in financing
    activities                           (587,000)   (2,774,000)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                              54,552        16,846
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     530,519       425,214
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                           $   585,071   $   442,060

Interest expense paid during the periods was $1,736,084 and $2,356,912 in 1997 and 1996, respectively. No taxes have been paid by the Company.
    The accompanying notes to condensed financial statements
            are an integral part of these statements.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                    March 31, 1997 and 1996
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on
Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
   Bonds outstanding at March 31, 1997 consist of the following:
[CAPTION]
                                                 Outstanding
               Original              Original     Principal
                Date of   Stated     Principal     Amounts
Series  Rate     Bonds   Maturity     Amounts    at 3/31/97

  10     8.90% 10/1/86   10/1/21 $  8,200,000   $2,318,000
  16     9.00%  5/1/87    1/1/22    4,500,000    2,255,000
  19     9.15%  6/1/87    5/1/22    5,750,000    3,766,000
  20     9.00%  7/1/87    6/1/22    5,418,000    3,456,000
  21     9.00%  7/1/87    6/1/22    5,266,000    4,822,000
  24     9.20% 10/1/87    2/1/22    5,237,000    4,233,000
  33     9.10%  4/1/88  10/15/21    7,054,000    3,613,000
  34     9.35%  6/1/88   5/15/23    4,163,000    3,298,000
  39     9.40%  8/1/88   8/15/23    5,780,000    3,765,000
  40     9.50%  9/1/88   9/15/23    6,800,000    1,602,000
  41     9.30% 10/1/88  10/15/23    4,655,000    4,076,000
  42     9.20% 10/1/88  10/15/23    4,000,000    3,502,000
  47     9.75%  5/1/89   2/15/24    3,744,000    1,687,000
  49     8.45%  7/1/89   7/15/22    2,740,000    2,579,000
  52     9.35%  5/1/90   5/15/20    3,000,000      399,000
  55     9.00%  9/1/90   10/1/20    3,244,000      505,000
  61     8.00%  9/1/91  11/15/19    3,390,000    1,279,000
  62     7.25%  2/1/92   4/15/22    2,925,000    1,315,000
  63     7.60%  5/1/92   5/15/22    3,400,000    1,244,000
  64     7.40%  6/1/92   6/15/22    3,300,000    1,317,000
  65     7.00%  1/1/93   1/15/28    3,029,000    2,948,000
  66     7.00%  1/1/93   1/15/28    3,000,000    2,918,000
  68     6.25%  4/1/93    5/1/23    3,000,000    2,397,000
  69     6.00%  5/1/93    5/1/23    3,022,000    2,447,000
  70     6.00%  3/1/94  11/15/28    3,390,000    3,314,000
  71     7.00%  4/1/94   9/20/23    3,015,000    2,425,000
  72     7.00%  4/1/94  10/15/23    2,897,000    2,819,000
  73     7.00%  4/1/94   4/15/24    3,130,000    2,950,000
  74     7.10%  5/1/94   2/15/24    3,145,000    3,060,000
  75     7.10%  6/1/94   2/15/24    3,290,000    3,191,000
  76     7.35%  9/1/94   9/15/29    2,535,000    2,495,000
  77     8.00%  2/1/95  10/15/29    3,066,000    3,024,000
  78     7.50%  4/1/95   9/15/29    2,597,000    2,572,000
  79     6.75%  6/1/95   6/15/22    2,622,000    2,567,000
  80     7.00%  9/1/95   7/15/23    2,640,000    2,599,000
  81     7.00%  4/1/96   5/15/28    3,237,000    3,237,000
  82     7.25%  6/1/96   9/15/30    2,987,000    2,984,000
                                  143,168,000   98,978,000
American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds*
   5     7.35%  3/1/92    3/1/22    3,000,000    1,482,000
                                 $146,168,000 $100,460,000

*Assumed by the company as a result of the merger of American Mortgage Securities, Inc. into the company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches
     $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the company after the third anniversary of the original issuance and, commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued. Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The company will redeem such Bonds to the extent funds are available.
     The market values in the secondary bond market of the Bonds outstanding as of March 31, 1997 and December 31, 1996, approximated $100,577,000 and $101,173,000, respectively.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of March 31, 1997 and December 31, 1996, were approximately $101,026,000 and $103,022,000, respectively.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
First Quarter 1997 vs. First Quarter 1996
     During the first quarter of 1997, and also during the first quarter of 1996, the company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the company from issuing additional series. Total revenues for the quarters totaled approximately $2,164,000 in 1997 and $2,721,000 in 1996. Bond redemptions were relatively low in this lower interest rate environment, totaling $587,000 during the first quarter of 1997 and $2,774,000 during the same quarter of 1996.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the company, management fees of the company were limited to the amount which prevented the company from incurring a loss. It is anticipated that on a continuing basis the company will operate at close to a breakeven level.
Liquidity and Capital Resources
     The company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the company. This can be seen in the Condensed Statement of Cash Flows. For the quarter ended March 31, 1997, the Company operated at breakeven and there was a net increase in cash and cash equivalents totaling approximately $55,000. The primary net cash receipt totaled $680,000 from the redemption of Mortgage Certificates during the quarter. The primary cash disbursement totaled $587,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the quarter.
                      RECENT DEVELOPMENTS
     Effective March 31, 1997, Eugene H. Rudnicki retired as President and as Director of the Issuer and Senior Vice President of the Underwriter. On April 16, 1997, David A. Schlosser replaced Mr. Rudnicki as President and a Director of the Issuer and as Senior Vice President of the Underwriter. However, effective April 28, 1997, Mr. Schlosser resigned from all of his positions with the Issuer and the Underwriter. A replacement for Mr. Schlosser as President of the Issuer has not yet been named, nor have the shareholders of the Issuer, The Ziegler Companies, Inc. and James G. Pouros, voted yet to replace Mr. Schlosser as a Director of the Issuer.
                             PART II

Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.            Description
                         27                Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  May 15, 1997            By /s/ Jeffrey C. Vredenbregt
                                   Jeffrey C. Vredenbregt
                                   Vice President and
                                   Assistant Secretary
Dated:  May 15, 1997            By /s/Dennis A. Wallestad
                                   Dennis A. Wallestad
                                   Acting Treasurer and
                                   Acting Secretary
                          EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule