Form 10-Q
period 1997-06-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 1997-08-13
CIK 784013

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997
                              OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                Commission file number 33-28290
             ZIEGLER MORTGAGE SECURITIES, INC. II
    (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1539696
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
     (Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1997 was 20,000 shares.
                            PART I
             ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                      For the Three Months Ended
                                        June 30,       June 30,
                                         1997           1996
Revenues:
  Interest income                     $2,142,821     $2,475,314
  Other                                   85,042        210,395
      Total revenues                   2,227,863      2,685,709
Expenses:
  Interest expense                     2,021,195      2,358,400
  Amortization of deferred issuance
    costs                                109,394        221,019
  General and administrative              97,274        106,290
      Total expenses                   2,227,863      2,685,709
Income before income taxes                     -              -
Provision for income taxes                     -              -
      Net income                      $        -     $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
             ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                       For the Six Months Ended
                                        June 30,       June 30,
                                          1997           1996
Revenues:
  Interest income                     $4,288,011     $5,001,667
  Other                                  104,087        404,672
      Total revenues                   4,392,098      5,406,339
Expenses:
  Interest expense                     4,034,517      4,764,775
  Amortization of deferred issuance
    costs                                151,155        429,965
  General and administrative             206,426        211,599
      Total expenses                   4,392,098      5,406,339
Income before income taxes                     -              -
Provision for income taxes                     -              -
      Net income                      $        -     $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
             ZIEGLER MORTGAGE SECURITIES, INC. II
                   CONDENSED BALANCE SHEETS
                          (Unaudited)

                                       June 30,   December 31,
                                        1997          1996
ASSETS
  Cash                             $      4,689  $     74,291
  Money market investments, at
   cost which approximates market       537,802       456,228
      Total cash and cash
        equivalents                     542,491       530,519
  Assets held by trustee              3,292,781     3,347,344
  Accrued interest receivable           700,323       707,253
  Mortgage Certificates held by
   trustee (net of purchase
   discount of $2,735,204 and
   $2,795,809, respectively)         97,572,204    98,182,510
  Deferred issuance costs             2,702,269     2,758,864
      Total assets                 $104,810,068  $105,526,490
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Accrued interest payable         $  2,913,256  $  2,948,545
  Mortgage Certificate-Backed
    bonds payable                   100,354,000   101,047,000
  Payable to B. C. Ziegler and
    Company                              22,812        10,945
      Total liabilities             103,290,068   104,006,490
  Stockholders' equity
    Preferred stock, $.10 par
      value, non-voting, $9.00
      non-cumulative dividend,
      $100 redemption price;
        200,000 shares authorized
        15,000 shares issued and
        outstanding                   1,500,000     1,500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and
      outstanding                        20,000        20,000
    Retained earnings                         -             -
      Total stockholders' equity      1,520,000     1,520,000
      Total liabilities and
        stockholders' equity       $104,810,068  $105,526,490

   The accompanying notes to condensed financial statements
         are an integral part of these balance sheets.
              ZIEGLER MORTGAGE SECURITIES, INC. II
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                        For the Six Months Ended
                                          June 30,       June 30,
                                           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                           $         -   $         -
 Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Gain on liquidation of Mortgage
       Certificates                      (104,087)     (377,784)
     Discount accretion on Mortgage
       Certificates                       (51,083)      (59,906)
     Amortization of deferred issuance
       cost                               151,155       429,965
     Change in assets and liabilities:
       Decrease (Increase) in -
         Assets held by trustee            54,563    (5,318,100)
         Accrued interest receivable        6,930        51,630
       Increase (Decrease) in -
         Accrued interest payable         (35,289)     (124,947)
         Payable to B. C. Ziegler and
           Company                         11,867        (3,952)
     Net cash provided by (used in)
       operating activities                34,056    (5,403,094)
CASH FLOWS FROM INVESTING ACTIVITIES
 Redemption of Mortgage Certificates    3,823,034    12,708,111
 Purchase of Mortgage Certificates     (3,057,558)   (6,038,041)
     Net cash provided by investing
       activities                         765,476     6,670,070
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Mortgage Certificate-
   Backed Bonds                         3,057,440     6,037,280
 Principal payments of Mortgage
  Certificate-Backed bonds             (3,845,000)   (7,268,000)
     Net cash used in financing
       activities                        (787,560)   (1,230,720)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                              11,972        36,256
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     530,519       425,214
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                       $   542,491   $   461,470

Interest expense paid during the periods was $4,069,806 and $4,889,722 in 1997 and 1996, respectively. No taxes have been paid by the Company.
    The accompanying notes to condensed financial statements are an integral part of these statements.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                    June 30, 1997 and 1996
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
   Bonds outstanding at June 30, 1997 consist of the following:
[CAPTION]

                                                 Outstanding
               Original              Original     Principal
                Date of   Stated     Principal     Amounts
Series  Rate     Bonds   Maturity     Amounts    at 6/30/97
  10     8.90% 10/1/86   10/1/21 $  8,200,000   $2,311,000
  16     9.00%  5/1/87    1/1/22    4,500,000    2,249,000
  19     9.15%  6/1/87    5/1/22    5,750,000    3,753,000
  20     9.00%  7/1/87    6/1/22    5,418,000    3,447,000
  21     9.00%  7/1/87    6/1/22    5,266,000    4,814,000
  24     9.20% 10/1/87    2/1/22    5,237,000    1,886,000
  33     9.10%  4/1/88  10/15/21    7,054,000    3,600,000
  34     9.35%  6/1/88   5/15/23    4,163,000    3,288,000
  39     9.40%  8/1/88   8/15/23    5,780,000    3,755,000
  40     9.50%  9/1/88   9/15/23    6,800,000    1,598,000
  41     9.30% 10/1/88  10/15/23    4,655,000    4,051,000
  42     9.20% 10/1/88  10/15/23    4,000,000    3,481,000
  47     9.75%  5/1/89   2/15/24    3,744,000    1,684,000
  49     8.45%  7/1/89   7/15/22    2,740,000    2,570,000
  52     9.35%  5/1/90   5/15/20    3,000,000      321,000
  55     9.00%  9/1/90   10/1/20    3,244,000      503,000
  61     8.00%  9/1/91  11/15/19    3,390,000    1,173,000
  62     7.25%  2/1/92   4/15/22    2,925,000    1,261,000
  63     7.60%  5/1/92   5/15/22    3,400,000    1,166,000
  64     7.40%  6/1/92   6/15/22    3,300,000    1,284,000
  65     7.00%  1/1/93   1/15/28    3,029,000    2,938,000
  66     7.00%  1/1/93   1/15/28    3,000,000    2,910,000
  68     6.25%  4/1/93    5/1/23    3,000,000    2,293,000
  69     6.00%  5/1/93    5/1/23    3,022,000    2,352,000
  70     6.00%  3/1/94  11/15/28    3,390,000    3,306,000
  71     7.00%  4/1/94   9/20/23    3,015,000    2,355,000
  72     7.00%  4/1/94  10/15/23    2,897,000    2,809,000
  73     7.00%  4/1/94   4/15/24    3,130,000    2,941,000
  74     7.10%  5/1/94   2/15/24    3,145,000    3,052,000
  75     7.10%  6/1/94   2/15/24    3,290,000    3,182,000
  76     7.35%  9/1/94   9/15/29    2,535,000    2,489,000
  77     8.00%  2/1/95  10/15/29    3,066,000    3,021,000
  78     7.50%  4/1/95   9/15/29    2,597,000    2,565,000
  79     6.75%  6/1/95   6/15/22    2,622,000    2,557,000
  80     7.00%  9/1/95   7/15/23    2,640,000    2,589,000
  81     7.00%  4/1/96   5/15/28    3,237,000    3,212,000
  82     7.25%  6/1/96   9/15/30    2,987,000    2,984,000
  83     7.00%  4/1/97   2/15/27    3,152,000    3,152,000
                                  146,320,000   98,902,000
American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds*
   5     7.35%  3/1/92    3/1/22    3,000,000    1,452,000
                                 $149,320,000 $100,354,000

*Assumed by the company as a result of the merger of American Mortgage Securities, Inc. into the company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches
     $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the company after the third anniversary of the original issuance and,
     commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued. Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued.  The company will redeem such Bonds to the extent funds are available.
     The market values in the secondary bond market of the Bonds outstanding as of June 30, 1997 and December 31, 1996, approximated $100,509,000 and $101,173,000, respectively.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of June 30, 1997 and December 31, 1996, were approximately $102,354,000 and $103,022,000, respectively.
                      RECENT DEVELOPMENTS
     Effective March 31, 1997, Eugene H. Rudnicki retired as President and as Director of the Issuer and Senior Vice President of the Underwriter. On April 16, 1997, David A. Schlosser replaced Mr. Rudnicki as President and a Director of the Issuer and as Senior Vice President of the Underwriter. However, effective April 28, 1997, Mr. Schlosser resigned from all of his positions with the Issuer and the Underwriter. On June 6, 1997, Thomas S. Ross was elected President and as a Director of the Issuer.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
Second Quarter 1997 vs. Second Quarter 1996
     During the second quarter of 1997, the company issued one additional series of Mortgage Certificate-Backed Bonds totaling $3,152,000. This compares to the issuance of two series totaling $6,224,000 during the second quarter of 1996. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the company from issuing additional series. Total revenues for the quarters totaled approximately $2,228,000 in 1997 and $2,686,000 in 1996. Bond redemptions totaled $3,258,000 during the second quarter of 1997 and $4,494,000 during the same quarter of 1996.
     In accordance with a written agreement with B. C. Ziegler and
Company, which acts as underwriter and manager of the company, management fees of the company were limited to the amount which prevented the company from incurring a loss. It is anticipated that on a continuing basis the company will operate at close to a breakeven level.
First Six Months 1997 vs. First Six Months 1996
     During the first six months of 1997, the company issued one additional series of Mortgage Certificate-Backed Bonds totaling $3,152,000. This compares to the issuance of two series totaling $6,224,000 during the first six months of 1996. Total revenues, consisting mostly of interest income, for the periods totaled $4,392,000 in 1997 and $5,406,000 in 1996. Bond redemptions totaled $3,845,000 during the first six months of 1997. They were $7,268,000 during the same period of 1996.
Liquidity and Capital Resources
     The company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the company. As reflected in the Condensed Statement of Cash Flows for the period ended June 30, 1997, there was a net increase in cash and cash equivalents totaling approximately $12,000. The primary net cash receipt totaled $3,823,000 from the redemption of Mortgage Certificates during the period. The primary cash disbursement totaled $3,845,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period.
                            PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:
               Form 8-K, reporting the issuance of Series 83 Bonds and execution of the Eighty-third Supplemental Indenture with the Trustee and the Terms Agreement with B. C. Ziegler and Company, filed with the Securities and Exchange Commission on May 21, 1997.
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  August 13, 1997         By /s/ Thomas S. Ross
                                   Thomas S. Ross
                                   President
Dated:  August 13, 1997         By /s/ Dennis A. Wallestad
                                   Dennis A. Wallestad
                                   Treasurer & Secretary
                          EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule