Form 10-Q
period 1997-09-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 1997-11-12
CIK 784013

                           Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997
                              OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                Commission file number 33-28290
               ZIEGLER MORTGAGE SECURITIES, INC. II
    (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1539696
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
     (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1997 was 20,000 shares.
                             PART I
             ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                    For the Three Months Ended
                                     September 30, September 30,
                                         1997          1996
Revenues:
  Interest income                    $2,066,050    $2,410,752
  Gain on liquidation of Mortgage
   Certificates                         200,345       107,697
      Total revenues                  2,266,395     2,518,449
Expenses:
  Interest expense                    1,956,503     2,265,653
  Amortization of deferred issuance
   costs                                136,073       128,249
  General and administrative            173,819       124,547
      Total expenses                  2,266,395     2,518,449
Income before income taxes                    -             -
Provision for income taxes                    -             -
      Net income                     $        -    $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                     For the Nine Months Ended
                                    September 30, September 30,
                                        1997          1996
Revenues:
  Interest income                   $6,354,061    $7,412,419
  Gain on liquidation of Mortgage
   Certificates                        304,432       512,369
      Total revenues                 6,658,493     7,924,788
Expenses:
  Interest expense                   5,991,020     7,030,427
  Amortization of deferred issuance
   costs                               287,229       558,216
  General and administrative           380,244       336,145
      Total expenses                 6,658,493     7,924,788
Income before income taxes                   -             -
Provision for income taxes                   -             -
      Net income                    $        -    $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                   CONDENSED BALANCE SHEETS
                          (Unaudited)

                                  September 30, December 31,
                                      1997          1996
ASSETS
  Cash                           $     14,855  $     74,291
  Money market investments,
   at cost, which approximates
   market                             556,931       456,228
      Total cash and cash
       equivalents                    571,786       530,519
  Assets held by trustee            3,433,636     3,347,344
  Accrued interest receivable         666,928       707,253
  Mortgage Certificates held by
   trustee (net of purchase
   discount of $2,598,043
   and $2,795,809, respectively)   93,223,595    98,182,510
  Deferred issuance costs           2,566,194     2,758,864
      Total assets               $100,462,139  $105,526,490
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued interest payable       $  3,009,043  $  2,948,545
  Mortgage Certificate-Backed
   bonds payable                   95,905,000   101,047,000
  Payable to B. C. Ziegler and
   Company                             28,096        10,945
      Total liabilities            98,942,139   104,006,490
  Stockholders' equity
    Preferred stock, $.10 par
     value, non-voting, $9.00
     non-cumulative dividend,
     $100 redemption price;
       200,000 shares authorized
       15,000 shares issued and
        outstanding                 1,500,000     1,500,000
    Common stock, $1 par value;
     56,000 shares authorized
     20,000 shares issued and
      outstanding                      20,000        20,000
    Retained earnings                       -             -
      Total stockholders' equity    1,520,000     1,520,000
      Total liabilities and
        stockholders' equity     $100,462,139  $105,526,490

   The accompanying notes to condensed financial statements
         are an integral part of these balance sheets.
              ZIEGLER MORTGAGE SECURITIES, INC. II
              CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                      For the Nine Months Ended
                                        Sept. 30,    Sept. 30,
                                          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                         $         -  $         -
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Gain on liquidation of
     mortgage certificates              (304,432)    (512,369)
    Discount accretion on Mortgage
     Certificates                        (75,370)     (86,961)
    Amortization of deferred
     issuance costs                      287,229      558,216
    Change in assets and liabilities:
     Decrease (Increase) in -
      Funds held by trustee              (86,292)     259,336
      Accrued interest receivable         40,325       80,632
     Increase (Decrease) in -
      Accrued interest payable            60,498     (237,923)
      Payable to B. C. Ziegler
       and Company                        17,151         (296)
   Net cash provided by (used in)
    operating activities                 (60,891)      60,635
CASH FLOWS FROM INVESTING ACTIVITIES
  Redemption of Mortgage
   Certificates                        8,396,276   16,577,832
  Purchase of Mortgage Certificates   (3,057,558)  (6,038,041)
    Net cash provided by investing
     activities                        5,338,718   10,539,791
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Mortgage Certificate-
   Backed Bonds                        3,057,440    6,037,280
  Principal payments of Mortgage
   Certificate-Backed Bonds           (8,294,000) (16,586,000)
   Net cash used in financing
    activities                        (5,236,560) (10,548,720)
NET INCREASE IN CASH AND CASH
EQUIVALENTS                               41,267       51,706
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                      530,519      425,214
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                               $   571,786  $   476,920

Interest expense paid during the periods was $5,930,521 and $7,268,350 in 1997 and 1996, respectively. No taxes have been paid by the Company.
   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                       September 30, 1997
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by Ziegler Mortgage Securities, Inc. II (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
     Bonds outstanding at September 30, 1997 consist of the following:

                Original               Outstanding     Principal
                 Date of     Stated     Principal       Amount
Series   Rate     Bonds     Maturity     Amounts      at 9/30/97
  10    8.90%   10/1/86     10/1/21  $  8,200,000    $ 2,294,000
  16    9.00%    5/1/87      1/1/22     4,500,000      2,244,000
  19    9.15%    6/1/87      5/1/22     5,750,000      3,744,000
  20    9.00%    7/1/87      6/1/22     5,418,000      3,437,000
  21    9.00%    7/1/87      6/1/22     5,266,000      4,804,000
  24    9.20%   10/1/87      2/1/22     5,237,000      1,881,000
  34    9.35%    6/1/88     5/15/23     4,163,000      3,283,000
  39    9.40%    8/1/88     8/15/23     5,780,000      3,745,000
  40    9.50%    9/1/88     9/15/23     6,800,000      1,596,000
  41    9.30%   10/1/88    10/15/23     4,655,000      4,025,000
  42    9.20%   10/1/88    10/15/23     4,000,000      3,459,000
  47    9.75%    5/1/89     2/15/24     3,744,000      1,683,000
  49    8.45%    7/1/89     7/15/22     2,740,000      2,562,000
  52    9.35%    5/1/90     5/15/20     3,000,000        320,000
  55    9.00%    9/1/90     10/1/20     3,244,000        501,000
  61    8.00%    9/1/91    11/15/19     3,390,000      1,165,000
  62    7.25%    2/1/92     4/15/22     2,925,000      1,214,000
  63    7.60%    5/1/92     5/15/22     3,400,000      1,113,000
  64    7.40%    6/1/92     6/15/22     3,300,000      1,223,000
  65    7.00%    1/1/93     1/15/28     3,029,000      2,935,000
  66    7.00%    1/1/93     1/15/28     3,000,000      2,904,000
  68    6.25%    4/1/93      5/1/23     3,000,000      2,268,000
  69    6.00%    5/1/93      5/1/23     3,022,000      2,062,000
  70    6.00%    3/1/94    11/15/28     3,390,000      3,301,000
  71    7.00%    4/1/94     9/20/23     3,015,000      2,277,000
  72    7.00%    4/1/94    10/15/23     2,897,000      2,800,000
  73    7.00%    4/1/94     4/15/24     3,130,000      2,932,000
  74    7.10%    5/1/94     2/15/24     3,145,000      3,043,000
  75    7.10%    6/1/94     2/15/24     3,290,000      3,182,000
  76    7.35%    9/1/94     9/15/29     2,535,000      2,484,000
  77    8.00%    2/1/95    10/15/29     3,066,000      3,015,000
  78    7.50%    4/1/95     9/15/29     2,597,000      2,561,000
  79    6.75%    6/1/95     6/15/22     2,622,000      2,549,000
  80    7.00%    9/1/95     7/15/23     2,640,000      2,581,000
  81    7.00%    4/1/96     5/15/28     3,237,000      3,206,000
  82    7.25%    6/1/96     9/15/30     2,987,000      2,966,000
  83    7.00%    4/1/97     2/15/27     3,152,000      3,152,000
                                      139,266,000     94,511,000
American Mortgage Securities, Inc.
  Mortgage Certificate-Backed Bonds*
   5    7.35%    3/1/92      3/1/22     3,000,000      1,394,000
                                     $142,266,000    $95,905,000

*Assumed by the Company as a result of the merger of American Mortgage
 Securities, Inc. into the Company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The Company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
     Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
     The market values in the secondary bond market of the Bonds outstanding as of September 30, 1997 and December 31, 1996, approximated $96,021,000 and $109,344,000, respectively.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of September 30, 1997 and December 31, 1996, were approximately $98,713,000 and $111,103,000, respectively.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
Third Quarter 1997 vs. Third Quarter 1996
     During the third quarters of 1997 and 1996, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the company from issuing additional series. Total revenues, consisting mostly of interest income, for the quarters totaled approximately $2,266,000 in 1997 and $2,518,000 in 1996. Bond redemptions totaled $4,449,000 during the third quarter of 1997. They were $9,318,000 during the same quarter of 1996.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss.
First Nine Months 1997 vs. First Nine Months 1996
     During the first nine months of 1997, the Company issued one additional series of Mortgage Certificate-Backed Bonds totaling $3,152,000. This compares to the issuance of two series totaling $6,224,000 during the first nine months of 1996. Total revenues, consisting mostly of interest income, for the periods totaled approximately $6,658,000 in 1997 and $7,925,000 in 1996. Bond redemptions totaled $8,294,000 during the first nine months of 1997. They were $16,586,000 during the same period of 1996.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss.
Liquidity and Capital Resources
     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Condensed Statement of Cash Flows. For the period ended September 30, 1997, the Company operated at breakeven and there was a net increase in cash and cash equivalents totaling approximately $41,000. The primary net cash receipt totaled $8,396,000 from the redemption of Mortgage Certificates during the period. The primary net cash disbursement totaled $8,294,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period.

                             PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.             Description
                       27                     Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None

                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  November 12, 1997          By /s/ Thomas S. Ross
                                        Thomas S. Ross
                                        President
Dated:  November 12, 1997          By /s/ Dennis A. Wallestad
                                        Dennis A. Wallestad
                                        Treasurer & Secretary

                          EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule