Form 10-K
period 1997-12-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 1998-03-27
CIK 784013

Form 10-K
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                     OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
                       Commission file number 33-92454
                     ZIEGLER MORTGAGE SECURITIES, INC. II
           (Exact name of registrant as specified in its charter)
           Wisconsin                                        39-1539696
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)
              215 North Main Street, West Bend, Wisconsin 53095
           (Address of principal executive offices)    (Zip Code)
      Registrant's telephone number, including area code (414) 334-5521
      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD
THAT THE
REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  (X)      NO  ( )
Aggregate market value of voting stock held by non-affiliates of the registrant: None
Number of shares outstanding of registrant's classes of common stock, as of January 31, 1998:
             Class                  Shares Outstanding
         Common Stock,                    20,000
        $1.00 Par Value
                 DOCUMENTS INCORPORATED BY REFERENCE:  NONE
                                  FORM 10-K
                    ZIEGLER MORTGAGE SECURITIES, INC. II
                                   PART I
Item 1 -    Business
      Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company which is owned equally by The Ziegler Companies, Inc. and Mr. James G. Pouros. The Company was organized to facilitate the financing of mortgage loans and does not intend to engage in any other business activities at this time.
      The Company issues bonds from time to time in series, each of which will be secured by a separate security package consisting of GNMA Certificates (the "GNMA Certificates") issued by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (the "FNMA Certificates") issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates").
The Company does not have, nor is it expected in the future to have, any significant assets other than the assets pledged as security for specific series of securities issued by it.
      The full and timely payment of the principal of and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States. FNMA guarantees the payment of principal and interest on the FNMA Certificates issued by it, but the FNMA guaranty is not backed by the full faith and credit of the United States.
      B. C. Ziegler and Company, which acts as the underwriter for the bonds, is a wholly-owned subsidiary of The Ziegler Companies, Inc., owner of 50% of the outstanding common stock of the Company. B. C. Ziegler and Company provides management and administrative services to the Company for which, pursuant to a management agreement with the Company, it is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of bonds on the last day of the month preceding each semiannual payment date.
      As of December 31, 1997, the Company has issued eighty-three series of bonds totaling $343,329,000 and acquired one series of bonds totaling approximately $1,961,000 in a 1994 merger, of which $94,940,000 still are outstanding.
      There are no paid employees of the Company.
Item 2 -    Properties
      The Company owns no real estate and leases no office space.
Item 3 -    Legal Proceedings
      The Company is not a party to any material pending legal proceedings.
Item 4       - Submission of Matters to a Vote of Security Holders
      None
                                   PART II
Item 5 -    Market for the Company's Common Stock and Related Security Holder
            Matters
      There is no market for the common stock of the Company. The Ziegler Companies, Inc. and Mr. James G. Pouros each own 50% of the issued and outstanding shares of the Company.
Item 6 -    Selected Financial Data

                                    1997               1996             1995
Total Revenues                    $ 8,771,002      $ 10,383,391      $ 10,623,778
Net Income                        $         -      $          -      $          -
Earnings Per Share
 of Common Stock                  $         -      $          -      $          -
Cash Dividends Per
 Share Declared                   $         -      $          -      $          -
Total Assets                      $99,289,905      $105,526,490      $125,212,243
Long-term Obligations             $94,940,000      $101,047,000      $119,908,000
Stockholders' Equity
 at Year End                      $ 1,520,000      $  1,520,000      $  1,520,000

Item 7 -    Management's Discussion and Analysis of Financial Condition and
            Results of Operations
Results of Operations - Comparison of Years 1997, 1996 and 1995
      During 1997, the Company issued one series of Mortgage Certificate-Backed Bonds totaling $3,152,000. During 1996, the Company issued two series of Mortgage Certificate-Backed Bonds totaling $6,224,000. During 1995, the Company issued four series of Bonds totaling $10,925,000. Unfavorable spreads between the interest yields on the mortgage certificates and the Certificate-Backed Bonds have kept the Company from issuing additional series in 1997. Total revenues, consisting mostly of interest income, for 1997, 1996 and 1995 totaled $8,771,002, $10,383,391 and $10,623,778, respectively.
      As a result of lower interest rates, the Company experienced a higher level of bond redemptions caused by the liquidation or sale of Mortgage Certificates particularly in 1994 and again in 1996. Bond redemptions fell dramatically in 1995 which saw interest rates increase and liquidation and sale volumes decline. Total bonds redeemed in 1997, 1996 and 1995 were $9,241,000, $25,085,000 and $8,035,000, respectively. These redemptions were based on Mortgage Certificate sales and liquidations totaling $13,091,000, $25,062,000 and $8,011,000 in 1997, 1996 and 1995, respectively. These
Mortgage Certificate sales and liquidations and subsequent bond redemptions result in gains on sale of mortgage certificates and offsetting increases in amortization of bond issue costs in the Statements of Operations.
      In accordance with a written management agreement, management fees of the Company were limited to the amount which prevents the Company from incurring a loss. It is anticipated that the Company will continue to operate at close to a breakeven level in future years.
Liquidity and Capital Resources
      The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
      Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Statements of Cash Flows. For 1997, there was a net
increase in cash and cash equivalents totaling approximately $97,000.   Net
income was zero because of the management fee paid to B. C. Ziegler and Company. The primary net cash receipt from investing activities totaled $10,033,885 from an excess of amounts received from Mortgage Certificate liquidations over the amounts invested in the purchase of new Mortgage Certificates which serve as collateral for the one Bond series issued during 1997. The primary net disbursement from financing activities totaled $6,183,560 which arose from an excess of cash disbursed to redeem outstanding Bonds from previous series over cash received from the issuance of the one Bond series during 1997.
      The Company has 15,000 shares of $9.00 non-cumulative, non-voting preferred stock outstanding. No dividends were declared or paid in 1997, 1996 or 1995. The Company may redeem any or all of the preferred stock at any time, at a redemption price of $100 per share.
      Effective December 30, 1994, AMSI, another limited purpose finance company organized to facilitate the financing of mortgage loans, merged with and into the Company. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company assumed all the assets and liabilities of AMSI at year end 1994. These assets and liabilities, primarily one outstanding bond issue totaling $1,961,000 which was collateralized by a separate pool of Mortgage Certificates totaling $1,966,000, at amortized cost, are included in the Company's Balance Sheet as of December 31, 1997 and 1996.
Item 8 -    Financial Statements and Supplementary Data
      The financial statements of the Company, together with the related Notes to Financial Statements and Report of Independent Public Accountants, are contained in the Financial Statements for the fiscal years ended
December 31, 1997 and 1996, included herein.
Item 9 -    Disagreements with Accountants on Accounting and Financial
            Disclosure
      There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal year 1997.
                                  PART III
Item 10 -   Directors and Executive Officers of the Company

                                                               Position
                                                                 Held
                                       Position Held             Since
      Thomas S. Ross             President and Director  (1)     6/97
      James G. Pouros            Director                (2)    12/92
      Derek J. Pawlak            Vice President          (3)     4/97
      Dennis A. Wallestad        Treasurer and Secretary (4)     6/97
      Jeffrey C. Vredenbregt     Assistant Secretary     (5)    12/92

      (1)   Mr. Ross, age 44, since 1987, Vice President of B. C. Ziegler and
            Company.
      (2)   Mr. Pouros, age 53, has also been since 1979, a member of the law firm of O'Meara, Eckert, Pouros & Gonring.
      (3)   Mr. Pawlak, age 35, since 1996, Assistant Vice President of
            B. C. Ziegler and Company.
      (4)   Mr. Wallestad, age 35, has also been, since 1997, Sr. Vice
            President/CFO of B. C. Ziegler and Company.
      (5)   Mr. Vredenbregt, age 44, has also been, since 1993, Vice
            President of B. C. Ziegler and Company, and has been Controller since 1987 and Treasurer since 1996 of B. C. Ziegler and Company.
Item 11 -   Executive Compensation
      Since B. C. Ziegler and Company provides management and administrative services to the Company pursuant to a management agreement with the Company, the Company has no salaried employees. Directors, including those who are employees of B. C. Ziegler and Company receive annual compensation of $5,000 apiece.
Item 12 -   Security Ownership of Certain Beneficial Owners and Management
      The Ziegler Companies, Inc., 215 North Main Street, West Bend, Wisconsin 53095, and Mr. James G. Pouros, 530 N. Silverbrook, #217, West Bend, Wisconsin 53095, each own 10,000 shares of common stock of the Company, 50% of the 20,000 outstanding shares of common stock of the Company, and each of these owners has sole voting and dispositive powers. B. C. Ziegler and Company, 215 North Main Street, West Bend, Wisconsin 53095, manager of the Company and the sole underwriter of the bonds offered by the Company, is a wholly-owned subsidiary of The Ziegler Companies, Inc. and owns 15,000 shares of preferred stock of the Company, 100% of the 15,000 outstanding shares of preferred stock of the Company. The preferred stock is non-voting.
Item 13 -   Certain Relationships and Related Transactions
      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock entered into a management agreement with the Company as of January 1, 1986. The management agreement provides that the manager is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company on the last day of the month preceding such semiannual payment date. The management fee is payable on each semiannual payment date. As soon as possible after the end of each fiscal year of the Company, the Company is required to advise the manager of its preliminary calculation of its net income or loss for such fiscal year. In the event such preliminary calculation indicates a loss, the amount of the management fee for any such fiscal year shall be retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss (as determined by application of generally accepted accounting principles) for such fiscal year. Any such reduction in the management fee shall be applied to reduce any balance due, and, to the extent it exceeds any balance due, shall be promptly refunded to the Company. The manager earned management fees of $335,985 in 1997, $216,365 in 1996 and $349,925 in 1995.
      B. C. Ziegler and Company also acts as underwriter for the bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company receives a fee for its services equal to a percentage of the bonds offered by the Company.
      As of December 31, 1997 and 1996, the Company was indebted to B. C. Ziegler and Company in the amount of $20,023 and $10,945, respectively, for accrued management fees.
                                   PART IV
Item 14 -   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)   Documents List
            (1)   Financial Statements
                  Report of Independent Public Accountants.
                  Balance Sheets as of December 31, 1997 and 1996.
                  Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.
                  Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.
                  Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.
                  Notes to Financial Statements, dated as of December 31, 1997 and 1996.
            (2)   Financial Statement Schedules
                        None
            (3)   Exhibits
                  (3) Articles of Incorporation, as amended, and Bylaws of the Company, as amended, (incorporated by reference to Exhibits 3(a) and 3(b) to Registration Statement on Form S-11, Commission file number 33-21324)
                  (4)   (A)   Indenture dated January 1, 1986 between the
                              Company and M&I First National Bank, as
                              Trustee, relating to Mortgage
                              Certificate-Backed Bonds (incorporated by
                              reference to Exhibit 4(a) to Registration
                              Statement on Form S-11, Commission file number
                              33-1726).
                        (B)   Tenth Supplemental Indenture dated as of
                              October 1, 1986 (incorporated by reference to
                              Exhibit (4) to Form 8-K filed November 3,
                              1986, Commission file number 33-1726).
                        (C)   Sixteenth Supplemental Indenture dated as of
                              May 1, 1987 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed June 12, 1987,
                              Commission file number 33-10076).
                        (D)   Nineteenth Supplemental Indenture dated as of
                              June 1, 1987 (incorporated by reference to
                              Exhibit (4.2), respectively, to Form 8-K filed
                              July 17, 1987, Commission file number
                              33-10076).
                        (E)   Twentieth and Twenty-First Supplemental
                              Indentures dated as of July 1, 1987
                              (incorporated by reference to Exhibit (4.1)
                              and (4.2), respectively, to Form 8-K filed
                              September 15, 1987, Commission file number
                              33-10076).
                        (F)   Twenty-Fourth Supplemental Indenture dated as
                              of October 1, 1987 (incorporated by reference
                              to Exhibit (4.1) to Form 8-K filed November
                              18, 1987, Commission file number 33-10076).
                        (G)   Thirty-Fourth Supplemental Indenture dated
                              June 1, 1988 and Thirty-Seventh Supplemental
                              Indenture dated as of July 1, 1988
                              (incorporated by reference to Exhibit (4.1)
                              and (4.4), respectively, to Form 8-K filed
                              August 1, 1988, Commission file number
                              33-21324).
                        (H)   Thirty-Ninth Supplemental Indenture dated as
                              of August 1, 1988 (incorporated by reference
                              to Exhibit (4.1) to Form 8-K filed October 6,
                              1988, Commission file number 33-21324).
                        (I)   Fortieth Supplemental Indenture dated as of
                              September 1, 1988 (incorporated by reference
                              to Exhibit (4.1) to Form 8-K filed October 6,
                              1988, Commission file number 33-21324).
                        (J)   Forty-First Supplemental Indenture dated as of
                              October 1, 1988 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed November 9,
                              1988, Commission file number 33-21324).
                        (K)   Forty-Second Supplemental Indenture dated as
                              of October 1, 1988 (incorporated by reference
                              to Exhibit (4.1) to Form 8-K filed November 9,
                              1988, Commission file number 33-21324).
                        (L)   Forty-Seventh Supplemental Indenture dated as
                              of May 1, 1989 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed May 30, 1989,
                              Commission file number 33-28290).
                        (M)   Forty-Ninth Supplemental Indenture dated as of
                              July 1, 1989 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed July 27, 1989,
                              Commission file number 33-28290).
                        (N)   Fifty-Second Supplemental Indenture dated as
                              of May 1, 1990 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed June 6, 1990,
                              Commission file number 33-28290).
                        (O)   Fifty-Fifth Supplemental Indenture dated as of
                              September 1, 1990 (incorporated by reference
                              to Exhibit (4.1) to Form 8-K filed September
                              13, 1990, Commission file number 33-28290).
                        (P)   Sixty-First Supplemental Indenture dated as of
                              September 1, 1991 (incorporated by reference
                              to Exhibit (4.1) to Form 8-K filed October 3,
                              1991, Commission file number 33-28290).
                        (Q)   Sixty-Second Supplemental Indenture dated as
                              of February 1, 1992 (incorporated by reference
                              to Exhibit (4.1) to Form 8-K filed February
                              26, 1992, Commission file number 33-28290).
                        (R)   Sixty-Third Supplemental Indenture dated as of
                              May 1, 1992 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed June 2, 1992,
                              Commission file number 33-28290).
                        (S)   Sixty-Fourth Supplemental Indenture dated as
                              of June 1, 1992 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed June 18, 1992,
                              Commission file number 33-28290).
                        (T)   Sixty-Fifth Supplemental Indenture dated as of
                              January 1, 1993 incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed February 1,
                              1993, Commission file number 33-28290).
                        (U)   Sixty-Sixth Supplemental Indenture dated as of
                              January 1, 1993 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed February 1,
                              1993, Commission file number 33-28290).
                        (V)   Sixty-Eighth Supplemental Indenture dated as
                              of April 1, 1993 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed April 23,
                              1993, Commission file number 33-28290).
                        (W)   Sixty-Ninth Supplemental Indenture dated as of
                              May 1, 1993 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed May 27, 1993,
                              Commission file number 33-28290).
                        (X)   Seventieth Supplemental Indenture dated as of
                              March 1, 1994 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed April 4, 1994,
                              Commission file number 33-28290).
                        (Y)   Seventy-First Supplemental Indenture dated as
                              of April 1, 1994 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed May 2, 1994,
                              Commission file number 33-28290).
                        (Z)   Seventy-Second Supplemental Indenture dated as
                              of April 1, 1994 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed May 2, 1994,
                              Commission file number 33-28290).
                        (AA)  Seventy-Third Supplemental Indenture dated as
                              of April 1, 1994 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed May 6, 1994,
                              Commission file number 33-28290).
                        (AB)  Seventy-Fourth Supplemental Indenture dated as
                              of May 1, 1994 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed June 1, 1994,
                              Commission file number 33-28290).
                        (AC)  Seventy-Fifth Supplemental Indenture dated as
                              of June 1, 1994 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed July 5, 1994,
                              Commission file number 33-28290).
                        (AD)  Seventy-Sixth Supplemental Indenture dated as
                              of September 1, 1994 (incorporated by
                              reference to Exhibit (4.1) to Form 8-K filed
                              September 30, 1994, Commission file number
                              33-28290).
                        (AE)  Seventy-Seventh Supplemental Indenture dated
                              as of February 1, 1995 (incorporated by
                              reference to Exhibit (4.1) to Form 8-K filed
                              February 3, 1995, Commission file number
                              33-28290).
                        (AF)  Seventy-Eighth Supplemental Indenture dated as
                              of April 1, 1995 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed May 1, 1995,
                              Commission file number 33-28290).
                        (AG)  Seventy-Ninth Supplemental Indenture dated as
                              of June 1, 1995 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed June 30, 1995,
                              Commission file number 33-28290).
                        (AH)  Eightieth Supplemental Indenture dated as of
                              September 1, 1995 (incorporated by reference
                              to Exhibit (4.1) to Form 8-K filed September
                              8, 1995, Commission file number 33-28290).
                        (AI)  Eighty First Supplemental Indenture dated as
                              of April 1, 1996 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed April 26,
                              1996, Commission file number 33-28290).
                        (AJ)  Eighty Second Supplemental Indenture dated as
                              of June 1, 1996 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed June 26, 1996,
                              Commission file number 33-28290).
                        (AK)  Eighty Third Supplemental Indenture dated as
                              of April 1, 1997 (incorporated by reference to
                              Exhibit (4.1) to Form 8-K filed May 21, 1997,
                              Commission file number 33-28290)
                        (All references to Supplemental Indentures relating to Bonds which have been redeemed in whole have been deleted.)
                  (10) Form of Underwriting Agreement dated as of May 17, 1995 between the Company and B. C. Ziegler and Company (incorporated by reference to Exhibit 1 to Registration Statement on Form S-3, Commission file number 33-92454).
                  (27)  Financial Data Schedule
      (b)   Reports on Form 8-K
                  None
      (c)   Exhibits Required by Item 601 of Regulation S-K
                  Included in Item (a)(3) above.
      (d)   Financial Statement Schedules Required by Regulation S-X
                  None
                                 SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1998.
                                   ZIEGLER MORTGAGE SECURITIES, INC. II
                                   By /s/ Thomas S. Ross
                                       Thomas S. Ross
                                       President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
     Signature                         Title                    Date
/s/ Thomas S. Ross            President and Director        March 27, 1998
Thomas S. Ross                (Chief Executive Officer)
/s/ James G. Pouros           Director                      March 27, 1998
James G. Pouros
/s/ D. Wallestad              Treasurer and Secretary       March 27, 1998
Dennis A. Wallestad           (Principal Financial and
                               Accounting Officer)
INDEX TO FINANCIAL STATEMENTS
The following financial statements are referenced in Item 8:
                                                                 Page
      Report of Independent Public Accountants                     14
      Balance Sheets as of December 31, 1997 and 1996              15
      Statements of Operations For the Years Ended
       December 31, 1997, 1996 and 1995                            16
      Statements of Changes in Stockholders' Equity For the
       Years Ended December 31, 1997, 1996 and 1995                17
      Statements of Cash Flows For the Years Ended
       December 31, 1997, 1996, and 1995                           18
      Notes to Financial Statements, dated as of
       December 31, 1997 and 1996                                  20
      Exhibit 23 Consent of Arthur Andersen LLP                    27
      Exhibit 27 Financial Data Schedule                           28
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of
  Ziegler Mortgage Securities, Inc. II:
      We have audited the accompanying balance sheets of ZIEGLER MORTGAGE SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler Mortgage Securities, Inc. II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 6, 1998.
                        ZIEGLER MORTGAGE SECURITIES, INC. II
                                   BALANCE SHEETS
                          AS OF DECEMBER 31, 1997 AND 1996

                                                             1997          1996
ASSETS
Cash                                                      $    63,542  $     74,291
Money market investments, at cost,
 which approximates market                                    564,243       456,228
    Total cash and cash equivalents                           627,785       530,519
Cash and investments held by trustee, at cost,
 which approximates market                                  6,928,519     3,347,344
Accrued interest receivable                                   636,857       707,253
Mortgage Certificates, held by trustee (net of
 purchase discount of $2,450,788 and $2,795,809,
 respectively)                                             88,675,684    98,182,510
Deferred issuance costs                                     2,421,060     2,758,864
    Total assets                                          $99,289,905  $105,526,490
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest payable                                  $ 2,791,882  $  2,948,545
Mortgage Certificate-Backed Bonds payable                  94,940,000   101,047,000
Payable to B. C. Ziegler and Company                           20,023        10,945
Other liabilities                                              18,000             -
    Total liabilities                                      97,769,905   104,006,490
Stockholders' Equity:
 Preferred Stock, $.10 par value, non-voting,
  $9.00 non-cumulative dividend,
  $100 redemption price;
  200,000 shares authorized, 15,000 shares issued
  and outstanding                                           1,500,000     1,500,000
 Common stock, $1 par value,
  56,000 shares authorized,
  20,000 shares issued and outstanding                         20,000        20,000
 Retained earnings                                                  -             -
    Total stockholders' equity                              1,520,000     1,520,000
    Total liabilities and stockholders' equity            $99,289,905  $105,526,490

                 The accompanying notes to financial statements are
                      an integral part of these balance sheets.
                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                 STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     1997          1996          1995
Revenues:
 Interest income                                  $8,342,979   $  9,635,812  $ 10,395,747
 Gain on sale of mortgage certificates               428,023        747,579       228,031
    Total revenues                                 8,771,002     10,383,391    10,623,778
Expenses:
 Interest expense                                  7,875,114      9,158,478     9,764,637
 Amortization of deferred issuance costs             432,363        805,971       359,513
 Management fee                                      335,985        216,365       349,925
 General and administrative                          127,540        202,577       149,703
    Total expenses                                 8,771,002     10,383,391    10,623,778
Income before income taxes                                 -              -             -
Provision for income taxes                                 -              -             -
    Net income                                   $         -   $          -  $          -

                    The accompanying notes to financial statements are
                           an integral part of these statements.

                                          ZIEGLER MORTGAGE SECURITIES, INC. II
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  Common Stock                 Preferred Stock                              Total
                              Number                        Number                                         Stock-
                                of                            of                         Retained         holders'
                              Shares       Amount           Shares       Amount          Earnings
Equity
Balance at
 December 31, 1994             20,000     $20,000          15,000      $1,500,000        $       -
 $1,520,000
  Net income                        -           -               -               -               -                 -
Balance at
 December 31, 1995             20,000      20,000          15,000       1,500,000               -
1,520,000
  Net income                        -           -               -               -               -                 -
Balance at
 December 31, 1996             20,000      20,000          15,000       1,500,000               -
1,520,000
  Net income                        -           -               -               -               -                 -
Balance at
 December 31, 1997             20,000     $20,000          15,000      $1,500,000        $      -
$1,520,000
                The accompanying notes to financial statements are an integral part of these statements.

                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                 STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    1997           1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $         -    $         -   $         -
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Gain on sale of Mortgage Certificates            (428,023)      (747,579)     (228,031)
   Discount accretion on
    Mortgage Certificates                            (99,035)      (113,051)     (123,337)
   Amortization of deferred issuance costs           432,363        805,971       359,513
   Change in assets and liabilities:
     Decrease (Increase) in -
      Funds held by trustee                       (3,581,175)       859,834       (64,595)
      Accrued interest receivable                     70,396        148,530       (11,708)
     Increase (Decrease) in -
      Payable to B. C. Ziegler and Company             9,078        (56,340)     (172,912)
      Accrued interest payable                      (156,663)      (768,413)      103,030
 Net cash provided by (used in)
  operating activities                            (3,753,059)       128,952      (138,040)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale and redemption of
  Mortgage Certificates                           13,091,443     25,062,114     8,011,228
 Purchase of Mortgage Certificates                (3,057,558)    (6,038,041)  (10,604,175)
 Net cash provided by (used in)
  investing activities                            10,033,885     19,024,073    (2,592,947)

                    The accompanying notes to financial statements are
                           an integral part of these statements.
                           ZIEGLER MORTGAGE SECURITIES, INC. II
                           STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    1997           1996          1995
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Mortgage
  Certificate-Backed Bonds                       $ 3,057,440    $ 6,037,280   $10,597,250
 Principal payments on
  Mortgage Certificate-Backed Bonds               (9,241,000)   (25,085,000)   (8,035,000)
  Net cash provided by (used in)
   financing activities                           (6,183,560)   (19,047,720)    2,562,250
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                      97,266        105,305      (168,737)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                    530,519        425,214       593,951
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                      $   627,785    $   530,519   $   425,214
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the year                   $ 8,031,776    $ 9,926,891   $ 9,661,607
 Income taxes paid during the year               $         -    $         -   $         -

                    The accompanying notes to financial statements are
                           an integral part of these statements.
                    ZIEGLER MORTGAGE SECURITIES, INC. II
                        NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996
(1)   Organization -
      Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans. The common stock of the Company is owned equally by The Ziegler Companies, Inc. and James G. Pouros.
(2)   Summary of Significant Accounting Policies -
      Mortgage Certificates are carried at par value less unamortized purchase discount. The purchase discount on the Mortgage Certificates is amortized over the life of the related outstanding Mortgage Certificate- Backed Bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. The market values of the Mortgage Certificates at December 31, 1997 and 1996 were approximately $94,162,566 and $103,022,000, respectively. Deferred bond issuance costs consist of underwriting discounts and other expenses of issuance and distribution. Such costs are amortized over the life of the outstanding Bonds using the bonds outstanding method which approximates the effective interest rate method.
      Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(3)   Mortgage Certificates -
      The Mortgage Certificates consist of GNMA Certificates (comprising 98% of the portfolio as of December 31, 1997) guaranteed by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (comprising 2% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government. FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.
      Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.
(4)   Mortgage Certificate-Backed Bonds Payable -
      Bonds outstanding at December 31, 1997, consist of the following:

                                                                Outstanding
                                                                 Principal
                                                   Original       Amounts
                           Date of    Stated       Principal        at
     Series      Rate       Bonds    Maturity       Amounts      12/31/97
       10        8.90%     10/1/86    10/1/21   $  8,200,000   $  2,242,000
       16        9.00%      5/1/87     1/1/22      4,500,000      2,236,000
       19        9.15%      6/1/87     5/1/22      5,750,000      3,734,000
       20        9.00%      7/1/87     6/1/22      5,418,000      3,428,000
       21        9.00%      7/1/87     6/1/22      5,266,000      4,791,000
       24        9.20%     10/1/87     2/1/22      5,237,000      1,875,000
       34        9.35%      6/1/88    5/15/23      4,163,000      3,274,000
       39        9.40%      8/1/88    8/15/23      5,780,000      3,739,000
       40        9.50%      9/1/88    9/15/23      6,800,000      1,593,000
       41        9.30%     10/1/88   10/15/23      4,655,000      3,999,000
       42        9.20%     10/1/88   10/15/23      4,000,000      3,444,000
       47        9.75%      5/1/89    2/15/24      3,744,000      1,683,000
       49        8.45%      7/1/89    7/15/22      2,740,000      2,557,000
       52        9.35%      5/1/90    5/15/20      3,000,000        180,000
       55        9.00%      9/1/90   10/01/20      3,244,000        499,000
       61        8.00%      9/1/91   11/15/19      3,390,000      1,089,000
       62        7.25%      2/1/92    4/15/22      2,925,000      1,181,000
       63        7.60%      5/1/92    5/15/22      3,400,000      1,060,000
       64        7.40%      6/1/92    6/15/22      3,300,000      1,151,000
       65        7.00%      1/1/93    1/15/28      3,029,000      2,926,000
       66        7.00%      1/1/93    1/15/28      3,000,000      2,899,000
       68        6.25%      4/1/93    5/01/23      3,000,000      2,182,000
       69        6.00%      5/1/93    5/01/23      3,022,000      1,960,000
       70        6.00%      3/1/94   11/15/28      3,390,000      3,289,000
       71        7.00%      4/1/94    9/20/23      3,015,000      2,199,000
       72        7.00%      4/1/94   10/15/23      2,897,000      2,800,000
       73        7.00%      4/1/94    4/15/24      3,130,000      2,926,000
       74        7.10%      5/1/94    2/15/24      3,145,000      3,034,000
       75        7.10%      6/1/94    2/15/24      3,290,000      3,167,000
       76        7.35%      9/1/94    9/15/29      2,535,000      2,484,000
       77        8.00%      2/1/95   10/15/29      3,066,000      3,010,000
       78        7.50%      4/1/95    9/15/29      2,597,000      2,558,000
       79        6.75%      6/1/95    6/15/22      2,622,000      2,545,000
       80        7.00%      9/1/95    7/15/23      2,640,000      2,573,000
       81        7.00%      4/1/96    5/15/28      3,237,000      3,199,000
       82        7.25%      6/1/96    9/15/30      2,987,000      2,966,000
       83        7.00%      4/1/97    2/15/27      3,152,000      3,121,000
                                                 139,266,000     93,593,000
      American Mortgage Securities, Inc.
       Mortgage Certificate-Backed Bonds
        5        7.35%      3/1/92    3/01/22      3,000,000      1,347,000
                                                $142,266,000   $ 94,940,000

      The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
      The Bonds can be redeemed each month without premium under the following circumstances:
            The Company must call the Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the redemption fund, as defined in the prospectus, for each series that reaches $100,000; whichever occurs first.
            The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
            Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
      The market values in the secondary bond market of the Bonds outstanding as of December 31, 1997 and 1996, approximated $95,328,000 and $101,173,000, respectively.
(5)   Related Parties -
      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock, is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.
      B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss for each fiscal year.
      As of December 31, 1997 and 1996, the Company owed B. C. Ziegler and Company $20,023 and $10,945, respectively, for accrued management fees.
(6)   Merger -
      Effective December 30, 1994, the Company merged with American Mortgage Securities, Inc. ("AMSI"), another limited purpose finance company organized to facilitate the financing of mortgage loans. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company was the surviving corporation and assumed all the assets and liabilities of AMSI at year end 1994.
INDEX TO EXHIBITS
Exhibit
Number                   Description of Exhibit                    Page
3              Articles of Incorporation, as amended, and
               Bylaws of the Company, as amended, (incor-
               porated by reference to Exhibits 3(a) and 3(b)
               to Registration Statement on Form S-11,
               Commission file number 33-21324)                      *
4 (A)          Indenture dated January 1, 1986 between the
               Company and M&I First National Bank, as
               Trustee, relating to Mortgage Certificate-
               Backed Bonds (incorporated by reference to
               Exhibit 4(a) to Registration Statement on
               Form S-11, Commission file number 33-1726)            *
4 (B)          Tenth Supplemental Indenture dated as of
               October 1, 1986 (incorporated by reference
               to Exhibit (4) to Form 8-K filed November 3,
               1986, Commission file number 33-1726)                 *
4 (C)          Sixteenth Supplemental Indenture dated as of
               May 1, 1987 (incorporated by reference to
               Exhibit (4.1) to Form 8-K filed June 12, 1987,
               Commission file number 33-10076)                      *
4 (D)          Nineteenth Supplemental Indenture dated as
               of June 1, 1987 incorporated rated by
               reference to Exhibit (4.2), respectively,
               to Form 8-K filed June 12, 1987, Commission
               file number 33-10076)                                 *
4 (E)          Twentieth and Twenty-First Supplemental
               Indentures dated as of July 1, 1987
               (incorporated by reference to Exhibit
               (4.1) and (4.2), respectively, to
               Form 8-K filed September 15, 1987,
               Commission file number 33-10076)                      *
4 (F)          Twenty-Fourth Supplemental Indenture dated
               as of October 1, 1987 (incorporated by
               reference to Exhibit (4.1) to Form 8-K filed
               November 18, 1987, Commission file number
               33-10076)                                             *
4 (G)          Thirty-Fourth Supplemental Indenture dated
               June 1, 1988 and Thirty-Seventh Supplemental
               Indenture dated as of July 1, 1988 (incor-
               porated by reference to Exhibit (4.1) and
               (4.4), respectively, to Form 8-K filed
               August 1, 1988, Commission file number
               33-21324)                                             *
4 (H)          Thirty-Ninth Supplemental Indenture dated
               August 1, 1988 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed October 6,
               1988, Commission file number 33-21324)                *
Exhibit
Number                   Description of Exhibit                    Page
4 (I)          Fortieth Supplemental Indenture dated as of
               September 1, 1988 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed October 6,
               1988, Commission file number 33-21324)                *
4 (J)          Forty-First Supplemental Indenture dated as
               of October 1, 1988 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed November 9,
               1988, Commission file number 33-21324)                *
4 (K)          Forty-Second Supplemental Indenture dated as
               of October 1, 1988 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed
               November 9, 1988, Commission file number
               33-21324)                                             *
4 (L)          Forty-Seventh Supplemental Indenture dated as
               of May 1, 1989 (incorporated by reference to
               Exhibit (4.1) to Form 8-K filed May 30, 1989,
               Commission file number 33-28290)                      *
4 (M)          Forty-Ninth Supplemental Indenture dated as
               of July 1, 1989 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed July 27,
               1989, Commission file number 33-28290)                *
4 (N)          Fifty-Second Supplemental Indenture dated as
               of May 1, 1990 (incorporated by reference to
               Exhibit (4.1) to Form 8-K filed June 6, 1990,
               Commission file number 33-28290)                      *
4 (O)          Fifty-Fifth Supplemental Indenture dated as
               of September 1, 1990 (incorporated
               by reference to Exhibit (4.1) to Form 8-K
               filed September 13 1990, Commission file
               number 33-28290)                                      *
4 (P)          Sixty-First Supplemental Indenture dated as
               of September 1, 1991 (incorporated by
               reference to Exhibit (4.1) to Form 8-K
               filed November 20, 1991, Commission file
               number 33-28290)                                      *
4 (Q)          Sixty-Second Supplemental Indenture dated as
               of February 1, 1992 (incorporated by
               reference to Exhibit (4.1) to Form 8-K
               filed February 26, 1992, Commission file
               number 33-28290)                                      *
4 (R)          Sixty-Third Supplemental Indenture dated as
               of May 1, 1992 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 2,
               1992, Commission file number 33-28290)                *
4 (S)          Sixty-Fourth Supplemental Indenture dated as
               of June 1, 1992 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 18,
               1992, Commission file number 33-28290)                *
Exhibit
Number                   Description of Exhibit                    Page
4 (T)          Sixty-Fifth Supplemental Indenture dated as
               of January 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed February 1,
               1993, Commission file number 33-28290)                *
4 (U)          Sixty-Sixth Supplemental Indenture dated as
               of January 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed February 1,
               1993, Commission file number 33-28290)                *
4(V)           Sixty-Eighth Supplemental Indenture dated as
               of April 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 23,
               1993, Commission file number 33-28290)                *
4(W)           Sixty-Ninth Supplemental Indenture dated as
               of May 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 27,
               1993, Commission file number 33-28290)                *
4(X)           Seventieth Supplemental Indenture dated as
               of March 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 4,
               1994, Commission file number 33-28290)                *
4(Y)           Seventy-First Supplemental Indenture dated as
               of April 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 2,
               1994, Commission file number 33-28290)                *
4(Z)           Seventy-Second Supplemental Indenture dated as
               of April 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 2,
               1994, Commission file number 33-28290)                *
4(AA)          Seventy-Third Supplemental Indenture dated as
               of April 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 6,
               1994, Commission file number 33-28290)                *
4(AB)          Seventy-Fourth Supplemental Indenture dated as
               of May 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 1,
               1994, Commission file number 33-28290)                *
4(AC)          Seventy-Fifth Supplemental Indenture dated as
               of June 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed July 5,
               1994, Commission file number 33-28290)                *
4(AD)          Seventy-Sixth Supplemental Indenture dated as
               of September 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed September 30,
               1994, Commission file number 33-28290)                *
Exhibit
Number                   Description of Exhibit                    Page
4(AE)          Seventy-Seventh Supplemental Indenture dated as
               of February 1, 1995 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed February 3,
               1995, Commission file number 33-28290)                *
4(AF)          Seventy-Eighth Supplemental Indenture dated as
               of April 1, 1995 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 1,
               1995, Commission file number 33-28290)                *
4(AG)          Seventy-Ninth Supplemental Indenture dated as
               of June 1, 1995 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 30,
               1995, Commission file number 33-28290)                *
4(AH)          Eightieth Supplemental Indenture dated as
               of September 1, 1995 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed September 8,
               1995, Commission file number 33-28290)                *
4(AI)          Eighty-First Supplemental Indenture dated as
               of April 1, 1996 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 21,
               1996, Commission file number 33-28290)                *
4(AJ)          Eighty-Second Supplemental Indenture dated as
               of June 1, 1996 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 26,
               1996, Commission file number 33-28290)                *
4(AK)          Eighty-Third Supplemental Indenture dated as
               of April 1, 1997 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 21,
               1997, Commission file number 33-28290)                *
10             Underwriting Agreement dated as of May 17,
               1995 between the Company and B. C. Ziegler
               and Company (incorporation by reference to
               Exhibit 1 to Registration Statement on Form
               S-3, Commission file number 33-92454)                 *
23             Consent of Arthur Andersen LLP                       27
27             Financial Data Schedule                              28
*Incorporated by reference
                                                                EXHIBIT 23
                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
    As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-92454 on Form S-3.
                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 25, 1998.
                                                                 EXHIBIT 27
                           FINANCIAL DATA SCHEDULE