Form 10-Q
period 1998-03-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 1998-05-14
CIK 784013

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998
                               OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                 Commission file number 33-28290
              ZIEGLER MORTGAGE SECURITIES, INC. II
     (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1539696
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
        215 North Main Street, West Bend, Wisconsin 53095
      (Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1998 was 20,000 shares.
                             PART I
              ZIEGLER MORTGAGE SECURITIES, INC. II
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                       For the Three Months Ended
                                         March 31,     March 31,
                                           1998          1997
Revenues:
  Interest income                       $1,295,755   $2,145,190
  Other                                  1,029,307       19,045
      Total revenues                     2,325,062    2,164,235
Expenses:
  Interest expense                       1,209,155    2,013,322
  Amortization of deferred issuance
    costs                                1,030,567       41,761
  General and administrative                85,340      109,152
      Total expenses                     2,325,062    2,164,235
Income before income taxes                       -            -
Provision for income taxes                       -            -
      Net income                        $        -   $        -

    The accompanying notes to condensed financial statements
            are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                       March 31,  December 31,
                                        1998          1997
ASSETS
  Cash                             $          -   $    63,542
  Money market investments, at
   cost which approximates market       974,194       564,243
      Total cash and cash
        equivalents                     947,194       627,785
  Assets held by trustee              2,099,479     6,928,519
  Receivable from B. C. Ziegler
    and Company                          31,758             -
  Accrued interest receivable           316,269       636,857
  Mortgage Certificates held by
   trustee (net of purchase
   discount of $1,416,410 and
   $2,450,788, respectively)         49,474,311    88,675,684
  Deferred issuance costs             1,390,492     2,421,060
      Total assets                  $54,259,503   $99,289,905
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest payable          $ 1,556,019   $ 2,791,882
  Bank overdrafts                        45,484             -
  Mortgage Certificate-Backed
    bonds payable                    51,120,000    94,940,000
  Payable to B. C. Ziegler and
    Company                                   -        20,023
  Other liabilities                      18,000        18,000
      Total liabilities              52,739,503    97,769,905
  Stockholders' equity
    Preferred stock, $.10 par
      value, non-voting, $9.00
      non-cumulative dividend,
      $100 redemption price;
        200,000 shares authorized
        15,000 shares issued and
        outstanding                   1,500,000     1,500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and
      outstanding                        20,000        20,000
    Retained earnings                         -             -
      Total stockholders' equity      1,520,000     1,520,000
      Total liabilities and
        stockholders' equity        $54,259,503   $99,289,905

    The accompanying notes to condensed financial statements
          are an integral part of these balance sheets.
              ZIEGLER MORTGAGE SECURITIES, INC. II
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                       For the Three Months Ended
                                         March 31,     March 31,
                                          1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                          $         -   $         -
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Gain on liquidation of Mortgage
      Certificates                     (1,029,307)      (19,045)
    Discount accretion on Mortgage
      Certificates                        (16,220)      (25,465)
    Amortization of deferred issuance
      cost                              1,030,567        41,761
    Change in assets and liabilities:
      Decrease (Increase) in -
        Assets held by trustee          4,829,040      (400,989)
        Accrued interest receivable       320,588         2,708
        Bank overdrafts payable            45,484             -
      Increase (Decrease) in -
        Accrued interest payable       (1,235,863)      277,238
        Receivable from B. C. Ziegler
          and Company                     (31,758)            -
        Payable to B. C. Ziegler and
          Company                         (20,023)       84,906
  Net cash provided by (used in)
    operating activities                3,892,508       (38,886)
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale/Redemption of Mortgage
    Certificates                       40,246,901       680,438
  Net cash provided by investing
    activities                         40,246,901       680,438
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of Mortgage
    Certificate-Backed bonds          (43,820,000)     (587,000)
  Net cash used in financing
    activities                        (43,820,000)     (587,000)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             319,409        54,552
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     627,785       530,519
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                           $   947,194   $   585,071

Interest expense paid during the periods was $2,445,018 and $1,736,084 in 1998 and 1997, respectively. No taxes have been paid by the Company.
    The accompanying notes to condensed financial statements
            are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                     March 31, 1998 and 1997
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by Ziegler Mortgage Securities, Inc. II (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Comprehensive Income, as required to be reported by Statement of Financial Accounting Standards No. 130, is equal to Net Income.
Note B -- Mortgage Certificate-Backed Bonds
   Bonds outstanding at March 31, 1998 consist of the following:

                                                 Outstanding
               Original              Original     Principal
                Date of   Stated     Principal     Amounts
Series  Rate     Bonds   Maturity     Amounts     at 3/31/98
  62     7.25%  2/1/92    4/15/22  $ 2,925,000  $ 1,052,000
  63     7.60%  5/1/92    5/15/22    3,400,000    1,054,000
  64     7.40%  6/1/92    6/15/22    3,300,000    1,123,000
  65     7.00%  1/1/93    1/15/28    3,029,000    2,921,000
  66     7.00%  1/1/93    1/15/28    3,000,000    2,892,000
  68     6.25%  4/1/93     5/1/23    3,000,000    2,120,000
  69     6.00%  5/1/93     5/1/23    3,022,000    1,952,000
  70     6.00%  3/1/94   11/15/28    3,390,000    3,281,000
  71     7.00%  4/1/94    9/20/23    3,015,000    2,145,000
  72     7.00%  4/1/94   10/15/23    2,897,000    2,790,000
  73     7.00%  4/1/94    4/15/24    3,130,000    2,916,000
  74     7.10%  5/1/94    2/15/24    3,145,000    3,025,000
  75     7.10%  6/1/94    2/15/24    3,290,000    3,155,000
  76     7.35%  9/1/94    9/15/29    2,535,000    2,479,000
  78     7.50%  4/1/95    9/15/29    2,597,000    2,553,000
  79     6.75%  6/1/95    6/15/22    2,622,000    2,530,000
  80     7.00%  9/1/95    7/15/23    2,640,000    2,565,000
  81     7.00%  4/1/96    5/15/28    3,237,000    3,199,000
  82     7.25%  6/1/96    9/15/30    2,987,000    2,956,000
  83     7.00%  4/1/97    2/15/27    3,152,000    3,121,000
                                    60,313,000   49,829,000

American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds*
   5     7.35%  3/1/92     3/1/22    3,000,000    1,291,000
                                   $63,313,000  $51,120,000

*Assumed by the Company as a result of the merger of American Mortgage Securities, Inc. into the Company as of December 30, 1994.
     The stated maturities are the dates on which Bonds must be fully paid. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The Company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches
     $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and,
     commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued. Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued.  The Company will redeem such Bonds to the extent funds are available.
     ZMSI II has seldom sold any of the Mortgage Certificates to an unrelated third party. It has determined that, because of the nature of the underlying mortgage obligations, the true market values may be difficult to determine, but are reasonably close to par value.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of March 31, 1998 and December 31, 1997, were approximately par given the nature of the mortgage obligations underlying the securities and risk of prepayment.
Note D -- Related Party Transaction
     The Company sold approximately $39,578,000 of Mortgage Certificates to B. C. Ziegler and Company, a related company. The Mortgage Certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call $39,570,000 of Bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
First Quarter 1998 vs. First Quarter 1997
     During the first quarter of 1998, and also during the first quarter of 1997, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the Company from issuing additional series. Total revenues for the quarters totaled approximately $2,325,062 in 1998 and $2,164,000 in 1997. Bond redemptions totaled $43,820,000 during the first quarter of 1998 and $587,000 during the same quarter of 1997.
     In accordance with a written agreement with B. C. Ziegler and
Company, a related company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss. It is anticipated that on a continuing basis the Company will operate at close to a breakeven level. Liquidity and Capital Resources
     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Condensed Statement of Cash Flows. For the quarter ended March 31, 1998, the Company operated at breakeven and there was a net increase in cash and cash equivalents totaling approximately $319,000. The primary net cash receipt totaled $40,247,000 from the sale or redemption of Mortgage Certificates during the quarter. The primary cash disbursement totaled $43,820,000 and arose from cash disbursed to redeem outstanding Bonds during the quarter.
                             PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.            Description
                         27                Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  May 14, 1998            By /s/ Thomas S. Ross
                                   Thomas S. Ross
                                   President
Dated:  May 14, 1998            By /s/ Dennis A. Wallestad
                                   Dennis A. Wallestad
                                   Treasurer and Secretary
                          EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule