Form 10-Q
period 1998-06-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 1998-08-13
CIK 784013

                           Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998
                              OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                Commission file number 33-28290
             ZIEGLER MORTGAGE SECURITIES, INC. II
    (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1539696
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
     (Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1998 was 20,000 shares.
                             PART I
             ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                      For the Three Months Ended
                                        June 30,       June 30,
                                          1998           1997
Revenues:
  Interest income                       $960,192     $2,142,821
  Gain on sale/redemption of
    Mortgage Certificates                 25,441         85,042
      Total revenues                     985,633      2,227,863
Expenses:
  Interest expense                       878,025      2,021,195
  Amortization of deferred issuance
    costs                                 40,635        109,394
  General and administrative              66,973         97,274
      Total expenses                     985,633      2,227,863
Income before income taxes                     -              -
Provision for income taxes                     -              -
      Net income                      $        -     $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                       For the Six Months Ended
                                        June 30,       June 30,
                                          1998           1997
Revenues:
  Interest income                     $2,255,947     $4,288,011
  Gain on sale/redemption of
    Mortgage Certificates              1,054,747        104,087
      Total revenues                   3,310,694      4,392,098
Expenses:
  Interest expense                     2,087,179      4,034,517
  Amortization of deferred issuance
    costs                              1,071,202        151,155
  General and administrative             152,313        206,426
      Total expenses                   3,310,694      4,392,098
Income before income taxes                     -              -
Provision for income taxes                     -              -
      Net income                      $        -     $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                   CONDENSED BALANCE SHEETS
                          (Unaudited)

                                       June 30,   December 31,
                                        1998          1997
ASSETS
  Cash                              $    72,835   $    63,542
  Money market investments, at
   cost which approximates market       888,939       564,243
      Total cash and cash
        equivalents                     961,774       627,785
  Assets held by trustee              1,667,387     6,928,519
  Accrued interest receivable           310,527       636,857
  Mortgage Certificates held by
   trustee (net of purchase
   discount of $1,378,244 and
   $2,450,788, respectively)         48,576,290    88,675,684
  Deferred issuance costs             1,349,858     2,421,060
      Total assets                  $52,865,836   $99,289,905
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Accrued interest payable          $ 1,231,324   $ 2,791,882
  Mortgage Certificate-Backed
    bonds payable                    50,085,000    94,940,000
  Payable to B. C. Ziegler and
    Company                              11,512        20,023
  Other liabilities                      18,000        18,000
      Total liabilities              51,345,836    97,769,905
  Stockholders' equity
    Preferred stock, $.10 par
      value, non-voting, $9.00
      non-cumulative dividend,
      $100 redemption price;
        200,000 shares authorized
        15,000 shares issued and
        outstanding                   1,500,000     1,500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and
      outstanding                        20,000        20,000
    Retained earnings                         -             -
      Total stockholders' equity      1,520,000     1,520,000
      Total liabilities and
        stockholders' equity        $52,865,836   $99,289,905

   The accompanying notes to condensed financial statements
         are an integral part of these balance sheets.
               ZIEGLER MORTGAGE SECURITIES, INC. II
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                        For the Six Months Ended
                                          June 30,     June 30,
                                           1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                              $         -   $         -
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Gain on sale/redemption of
       Mortgage Certificates              (1,054,747)     (104,087)
     Discount accretion on Mortgage
       Certificates                          (28,902)      (51,083)
     Amortization of deferred issuance
       cost                                1,071,202       151,155
     Change in assets and liabilities:
       Decrease (Increase) in -
         Assets held by trustee            5,261,132        54,563
         Accrued interest receivable         326,330         6,930
       Increase (Decrease) in -
         Accrued interest payable         (1,560,558)      (35,289)
         Payable to B. C. Ziegler and
           Company                            (8,511)       11,867
     Net cash provided by (used in)
       operating activities                4,005,946        34,056
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale and redemption of Mortgage
   Certificates                           41,183,043     3,823,034
 Purchase of Mortgage Certificates                 -    (3,057,558)
     Net cash provided by investing
       activities                         41,183,043       765,476
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Mortgage Certificate-
   Backed Bonds                                    -     3,057,440
 Principal payments of Mortgage
  Certificate-Backed bonds               (44,855,000)   (3,845,000)
     Net cash used in financing
       activities                        (44,855,000)     (787,560)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                333,989        11,972
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                        627,785       530,519
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $   961,774   $   542,491

Interest expense paid during the periods was $3,647,737 and $4,069,806 in 1998 and 1997, respectively. No taxes have been paid by the Company.
    The accompanying notes to condensed financial statements
            are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                    June 30, 1998 and 1997
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
   Bonds outstanding at June 30, 1998 consist of the following:

                                                 Outstanding
               Original              Original     Principal
                Date of   Stated     Principal     Amounts
Series  Rate     Bonds   Maturity     Amounts    at 6/30/98
  62     7.25%  2/1/92   4/15/22   $ 2,925,000  $   939,000
  63     7.60%  5/1/92   5/15/22     3,400,000      922,000
  64     7.40%  6/1/92   6/15/22     3,300,000      992,000
  65     7.00%  1/1/93   1/15/28     3,029,000    2,916,000
  66     7.00%  1/1/93   1/15/28     3,000,000    2,892,000
  68     6.25%  4/1/93    5/1/23     3,000,000    2,061,000
  69     6.00%  5/1/93    5/1/23     3,022,000    1,860,000
  70     6.00%  3/1/94  11/15/28     3,390,000    3,274,000
  71     7.00%  4/1/94   9/20/23     3,015,000    2,007,000
  72     7.00%  4/1/94  10/15/23     2,897,000    2,778,000
  73     7.00%  4/1/94   4/15/24     3,130,000    2,881,000
  74     7.10%  5/1/94   2/15/24     3,145,000    3,016,000
  75     7.10%  6/1/94   2/15/24     3,290,000    3,145,000
  76     7.35%  9/1/94   9/15/29     2,535,000    2,474,000
  78     7.50%  4/1/95   9/15/29     2,597,000    2,553,000
  79     6.75%  6/1/95   6/15/22     2,622,000    2,520,000
  80     7.00%  9/1/95   7/15/23     2,640,000    2,557,000
  81     7.00%  4/1/96   5/15/28     3,237,000    3,183,000
  82     7.25%  6/1/96   9/15/30     2,987,000    2,951,000
  83     7.00%  4/1/97   2/15/27     3,152,000    3,014,000
                                    60,313,000   48,935,000
American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds*
   5     7.35%  3/1/92    3/1/22     3,000,000    1,150,000
                                   $63,313,000  $50,085,000

*Assumed by the company as a result of the merger of American Mortgage Securities, Inc. into the company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches
     $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the company after the third anniversary of the original issuance and,
     commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued. Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued.  The company will redeem such Bonds to the extent funds are available.
     ZMSI II has seldom sold any of the Mortgage Certificates to an unrelated third party. It has determined that, because of the nature of the underlying mortgage obligations, the true market values may be difficult to determine, but are reasonably close to par value.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of June 30, 1998 and December 31, 1997, were approximately par given the nature of the mortgage obligations underlying the securities and risk of prepayment.
Note D -- Related Party Transaction
     The Company sold approximately $39,578,000 of Mortgage Certificates to B. C. Ziegler and Company, a related company. The Mortgage Certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call $39,570,000 of bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
Second Quarter 1998 vs. Second Quarter 1997
     The company issued no new series of Mortgage Certificate-Backed Bonds during the second quarter of 1998. This compares to the issuance of one series totaling $3,152,000 during the second quarter of 1997. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the company from issuing additional series. Total revenues for the quarters totaled approximately $986,000 in 1998 and $2,228,000 in 1997. Bond redemptions totaled $1,035,000 during the second quarter of 1998 and $3,258,000 during the same quarter of 1997.
     In accordance with a written agreement with B. C. Ziegler and
Company, which acts as underwriter and manager of the company, management fees of the company were limited to the amount which prevented the company from incurring a loss. It is anticipated that on a continuing basis the company will operate at close to a breakeven level.
First Six Months 1998 vs. First Six Months 1997
     The company issued no new series of Mortgage Certificate-Backed Bonds during the first six months of 1998. This compares to the issuance of one series totaling $3,152,000 during the first six months of 1997. Total revenues, consisting mostly of interest income, for the periods totaled $3,311,000 in 1998 and $4,392,000 in 1997. Bond redemptions totaled $44,855,000 during the first six months of 1998. They were $3,845,000 during the same period of 1997.
Liquidity and Capital Resources
     The company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the company. As reflected in the Condensed Statement of Cash Flows for the period ended June 30, 1998, there was a net increase in cash and cash equivalents totaling approximately $334,000. The primary net cash receipt totaled $41,183,000 from the redemption of Mortgage Certificates during the period. The primary cash disbursement totaled $44,855,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period.
     The Company expects to have its primary computer systems Year 2000 compliant by the second quarter of 1999. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant.
                             PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  August 12, 1998         By /s/ Thomas S. Ross
                                   Thomas S. Ross
                                   President
Dated:  August 12, 1998         By /s/ D. Wallestad
                                   Dennis A. Wallestad
                                   Treasurer & Secretary
                          EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule