Form 10-Q
period 1998-09-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 1998-11-13
CIK 784013

                           Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998
                              OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                Commission file number 33-28290
               ZIEGLER MORTGAGE SECURITIES, INC. II
    (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1539696
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
     (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1998 was 20,000 shares.
                             PART I
             ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                    For the Three Months Ended
                                     September 30, September 30,
                                         1998          1997
Revenues:
  Interest income                    $  939,324    $2,066,050
  Gain on sale/redemption of
   Mortgage Certificates                 23,431       200,345
      Total revenues                    962,755     2,266,395
Expenses:
  Interest expense                      860,791     1,956,503
  Amortization of deferred issuance
   costs                                 36,423       136,073
  General and administrative             65,541       173,819
      Total expenses                    962,755     2,266,395
Income before income taxes                    -             -
Provision for income taxes                    -             -
      Net income                     $        -    $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                     For the Nine Months Ended
                                    September 30, September 30,
                                        1998          1997
Revenues:
  Interest income                   $3,195,271    $6,354,061
  Gain on sale/redemption of
   Mortgage Certificates             1,078,178       304,432
      Total revenues                 4,273,449     6,658,493
Expenses:
  Interest expense                   2,947,970     5,991,020
  Amortization of deferred issuance
   costs                             1,107,625       287,229
  General and administrative           217,854       380,244
      Total expenses                 4,273,449     6,658,493
Income before income taxes                   -             -
Provision for income taxes                   -             -
      Net income                    $        -    $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                   CONDENSED BALANCE SHEETS
                          (Unaudited)

                                  September 30, December 31,
                                      1998          1997
ASSETS
  Cash                            $   100,276   $    63,542
  Money market investments,
   at cost, which approximates
   market                             901,172       564,243
      Total cash and cash
       equivalents                  1,001,448       627,785
  Assets held by trustee            1,920,663     6,928,519
  Accrued interest receivable         305,078       636,857
  Mortgage Certificates held by
   trustee (net of purchase
   discount of $1,342,385
   and $2,450,788, respectively)   47,699,434    88,675,684
  Deferred issuance costs           1,313,435     2,421,060
      Total assets                $52,240,058   $99,289,905
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued interest payable        $ 1,496,542   $ 2,791,882
  Mortgage Certificate-Backed
   bonds payable                   49,159,000    94,958,000
  Payable to B. C. Ziegler and
   Company                             64,516        20,023
      Total liabilities            50,720,058    97,769,905
  Stockholders' equity
    Preferred stock, $.10 par
     value, non-voting, $9.00
     non-cumulative dividend,
     $100 redemption price;
       200,000 shares authorized
       15,000 shares issued and
        outstanding                 1,500,000     1,500,000
    Common stock, $1 par value;
     56,000 shares authorized
     20,000 shares issued and
      outstanding                      20,000        20,000
    Retained earnings                       -             -
      Total stockholders' equity    1,520,000     1,520,000
      Total liabilities and
        stockholders' equity      $52,240,058   $99,289,905

   The accompanying notes to condensed financial statements
         are an integral part of these balance sheets.
              ZIEGLER MORTGAGE SECURITIES, INC. II
              CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                      For the Nine Months Ended
                                        Sept. 30,    Sept. 30,
                                          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                         $         -  $         -
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Gain on sale/redemption of
     Mortgage Certificates            (1,078,178)    (304,432)
    Discount accretion on Mortgage
     Certificates                        (41,330)     (75,370)
    Amortization of deferred
     issuance costs                    1,107,625      287,229
    Change in assets and liabilities:
     Decrease (Increase) in -
      Assets held by trustee           5,007,857      (86,292)
      Accrued interest receivable        331,778       40,325
     Increase (Decrease) in -
      Accrued interest payable        (1,295,340)      60,498
      Payable to B. C. Ziegler
       and Company                        44,493       17,151
   Net cash provided by (used in)
    operating activities               4,076,905      (60,891)
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale and redemption of Mortgage
   Certificates                       42,095,758    8,396,276
  Purchase of Mortgage Certificates            -   (3,057,558)
    Net cash provided by investing
     activities                       42,095,758    5,338,718
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Mortgage Certificate-
   Backed Bonds                                -    3,057,440
  Principal payments on Mortgage
   Certificate-Backed Bonds          (45,799,000)  (8,294,000)
   Net cash used in financing
    activities                       (45,799,000)  (5,236,560)
NET INCREASE IN CASH AND CASH
EQUIVALENTS                              373,663       41,267
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                      627,785      530,519
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                               $ 1,001,448  $   571,786

Interest expense paid during the periods was $4,243,310 and $5,930,521 in 1998 and 1997, respectively. No taxes have been paid by the Company.
   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                       September 30, 1998
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by Ziegler Mortgage Securities, Inc. II (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
     Bonds outstanding at September 30, 1998 consist of the following:

                Original                               Principal
                 Date of     Stated     Principal       Amount
Series   Rate     Bonds     Maturity     Amounts      at 9/30/98
  62    7.25%    2/1/92     4/15/22   $ 2,925,000    $   861,000
  63    7.60%    5/1/92     5/15/22     3,400,000        870,000
  64    7.40%    6/1/92     6/15/22     3,300,000        907,000
  65    7.00%    1/1/93     1/15/28     3,029,000      2,906,000
  66    7.00%    1/1/93     1/15/28     3,000,000      2,882,000
  68    6.25%    4/1/93      5/1/23     3,000,000      1,979,000
  69    6.00%    5/1/93      5/1/23     3,022,000      1,666,000
  70    6.00%    3/1/94    11/15/28     3,390,000      3,267,000
  71    7.00%    4/1/94     9/20/23     3,015,000      1,871,000
  72    7.00%    4/1/94    10/15/23     2,897,000      2,768,000
  73    7.00%    4/1/94     4/15/24     3,130,000      2,822,000
  74    7.10%    5/1/94     2/15/24     3,145,000      3,006,000
  75    7.10%    6/1/94     2/15/24     3,290,000      3,135,000
  76    7.35%    9/1/94     9/15/29     2,535,000      2,474,000
  78    7.50%    4/1/95     9/15/29     2,597,000      2,543,000
  79    6.75%    6/1/95     6/15/22     2,622,000      2,510,000
  80    7.00%    9/1/95     7/15/23     2,640,000      2,548,000
  81    7.00%    4/1/96     5/15/28     3,237,000      3,176,000
  82    7.25%    6/1/96     9/15/30     2,987,000      2,951,000
  83    7.00%    4/1/97     2/15/27     3,152,000      2,928,000
                                       60,313,000     48,070,000

American Mortgage Securities, Inc.
  Mortgage Certificate-Backed Bonds*
   5    7.35%    3/1/92      3/1/22     3,000,000      1,071,000
                                      $63,313,000    $49,141,000

*Assumed by the Company as a result of the merger of American Mortgage
 Securities, Inc. into the Company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The Company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches $100,000;
     whichever first occurs.
     The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and,
     commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
     Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued.  The Company will redeem such Bonds to the extent funds are available.
     ZMSI-II has seldom sold any of the Mortgage Certificates to an unrelated third party. It has been determined that, because of the nature of the underlying mortgage obligations, the true market values may be difficult to determine, but are reasonably close to par value.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of September 30, 1998 and December 31, 1997, were approximately par given the nature of the mortgage obligations underlying the securities and risk of prepayment.
Note D -- Related Party Transaction
     The Company sold approximately $39,578,000 of Mortgage Certificates to
B. C. Ziegler and Company, a related company. The Mortgage Certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call $39,570,000 of bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
Third Quarter 1998 vs. Third Quarter 1997
     During the third quarters of 1998 and 1997, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds.  Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the company from issuing additional series. Total revenues, consisting primarily of interest income, for the quarters totaled approximately $963,000 in 1998 and $2,266,000 in 1997. Bond redemptions totaled $944,000 during the third quarter of 1998. They were $4,449,000 during the same quarter of 1997.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss.
First Nine Months 1998 vs. First Nine Months 1997
     During the first nine months of 1998, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. This compares to the issuance of one series totaling $3,152,000 during the first nine months of
1997. Total revenues, consisting primarily of interest income, for the periods totaled approximately $4,273,000 in 1998 and $6,658,000 in 1997. Bond redemptions totaled $45,799,000 during the first nine months of 1998. They were $8,294,000 during the same period of 1997.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss.
Liquidity and Capital Resources
     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Condensed Statement of Cash Flows. For the period ended September 30, 1998, the Company operated at breakeven and there was a net increase in cash and cash equivalents totaling approximately $374,000. The primary net cash receipt totaled $42,096,000 from the redemption of Mortgage Certificates during the period. The primary net cash disbursement totaled $45,799,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period.
     The Company expects to have its primary computer systems Year 2000 compliant by the second quarter of 1999. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant.
                              PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.             Description
                       27                     Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None
                         SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  November 10, 1998          By /s/ Thomas S. Ross
                                        Thomas S. Ross
                                        President
Dated:  November 10, 1998          By /s/ D. Wallestad
                                        Dennis A. Wallestad
                                        Treasurer & Secretary
                           EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule