Form 10-K
period 1998-12-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 1999-03-30
CIK 784013

Form 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
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
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)
               215 North Main Street, West Bend, Wisconsin 53095
            (Address of principal executive offices)    (Zip Code)
       Registrant's telephone number, including area code (414) 334-5521
       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  (X)      NO  ( )
Aggregate market value of voting stock held by non-affiliates of the registrant: None
Number of shares outstanding of registrant's classes of common stock, as of January 31, 1999:
             Class                   Shares Outstanding
         Common Stock,                     20,000
        $1.00 Par Value
                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE
                                    FORM 10-K
                     ZIEGLER MORTGAGE SECURITIES, INC. II
                                    PART I
Item 1  -   Business
      Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company which is owned equally by The Ziegler Companies, Inc. and Mr. James G. Pouros. The Company was organized to facilitate the financing of mortgage loans and does not intend to engage in any other business activities at this time.
      The Company issues bonds from time to time in series, each of which will be secured by a separate security package consisting of GNMA Certificates (the "GNMA Certificates") issued by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (the "FNMA Certificates") issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates").
The Company does not have, nor is it expected in the future to have, any significant assets other than the assets pledged as security for specific series of securities issued by it.
      The full and timely payment of the principal of and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States. FNMA guarantees the payment of principal and interest on the FNMA Certificates issued by it, but the FNMA guaranty is not backed by the full faith and credit of the United States.
      B. C. Ziegler and Company, which acts as the underwriter for the bonds, is a wholly-owned subsidiary of The Ziegler Companies, Inc., owner of 50% of the outstanding common stock of the Company. B. C. Ziegler and Company provides management and administrative services to the Company for which, pursuant to a management agreement with the Company, it is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of bonds on the last day of the month preceding each semiannual payment date.
      As of December 31, 1998, the Company has issued eighty-three series of bonds totaling $343,329,000 and acquired one series of bonds totaling approximately $1,961,000 in a 1994 merger, of which $42,584,000 still are outstanding.
      There are no paid employees of the Company.
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
Item 6  -   Selected Financial Data

                                      1998              1997              1996
Total Revenues                     $ 5,340,233       $ 8,771,002       $ 10,383,391
Net Income                         $         -       $         -       $          -
Earnings Per Share
 of Common Stock                   $         -       $         -       $          -
Cash Dividends Per
 Share Declared                    $         -       $         -       $          -
Total Assets                       $45,195,864       $99,289,905       $105,526,490
Long-term Obligations              $42,584,000       $94,940,000       $101,047,000
Stockholders' Equity
 at Year End                       $ 1,520,000       $ 1,520,000       $  1,520,000

Item 7  -   Management's Discussion and Analysis of Financial Condition and
            Results of Operations
Results of Operations - Comparison of Years 1998, 1997 and 1996
      During 1998, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds (the "Bonds"). During 1997, the Company issued one series of Bonds totaling $3,152,000. During 1996, the Company issued two series of Bonds totaling $6,224,000. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Bonds have kept the Company from issuing additional series in 1998. Total revenues, consisting mostly of interest income, for 1998, 1997 and 1996 totaled approximately $5,340,000, $8,771,000 and $10,383,000, respectively. Revenues decreased in 1998 primarily due to the sale of Mortgage Certificates as explained in Note 5 of the Notes to Financial Statements. Paydowns on the Mortgage Certificates contributed to the decreases in each of the three years.
      Total bonds redeemed in 1998, 1997 and 1996 were $52,356,000, $9,241,000 and $25,085,000, respectively. These redemptions occurred as the result of Mortgage Certificate sales and liquidations totaling $51,489,000, $13,091,000 and $25,062,000 in 1998, 1997 and 1996, respectively. Revenues decreased in 1998 primarily due to the sale of Mortgage Certificates as explained in Note 5 of the Notes to Financial Statements. Paydowns on the Mortgage Certificates contributed to the decreases in each of the three years. These Mortgage Certificate sales and liquidations and subsequent bond redemptions result in gains on sale of mortgage certificates and offsetting increases in amortization of bond issue costs in the Statements of Operations.
      In accordance with a written management agreement, management fees of the Company were limited to the amount which prevents the Company from incurring a loss. It is anticipated that the Company will continue to operate at close to a breakeven level in future years.
Liquidity and Capital Resources
      The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
      Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Statements of Cash Flows. For 1998, there was a net
increase in cash and cash equivalents totaling approximately $385,000.   Net
income was zero because of the management fee paid to B. C. Ziegler and Company. The primary net cash receipt from investing activities totaled $51,489,000 which resulted from the sale and redemption of Mortgage Certificates during the period. The primary net disbursement from financing activities totaled $52,356,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period.
      The Company has 15,000 shares of $9.00 non-cumulative, non-voting preferred stock outstanding. No dividends were declared or paid in 1998, 1997 or 1996. The Company may redeem any or all of the preferred stock at any time, at a redemption price of $100 per share.
      The Company expects to have its primary computer systems Year 2000 compliant by the second quarter of 1999. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant.
Item 7a -  Quantitative and Qualitative Disclosure about Market Risk
      Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates except that the structured nature of the Company's activities minimizes this risk. The cash flows from payments on the Mortgage Certificates are used to retire the principal of the Mortgage Certificate-Backed Bonds Payable (see Notes 3 and 4 of the Notes to Financial Statements).
      The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage certificates and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. Fair value is derived in accordance with the accounting procedures described in Notes 2 and 4 of the Notes to Financial Statements.
                                    Expected Maturity Dates
                                       (In US dollars)

ASSETS                         1999-2003    Thereafter      Total       Fair Value
Mortgage Certificates (1)      $       -   $38,586,973   $38,586,973    $38,586,973
  Weighted average
    interest rate                                               7.22%
LIABILITIES
Mortgage Certificate-
  Backed Bonds Payable (1)             -    42,584,000    42,584,000     42,172,000
    Weighted average
      interest rate                                             6.90%
(1) Assumes no prepayments.

Item 8  -   Financial Statements and Supplementary Data
      The financial statements of the Company, together with the related Notes to Financial Statements and Report of Independent Public Accountants, are contained in the Financial Statements for the fiscal years ended December 31, 1998 and 1997, included herein.
Item 9  -   Disagreements with Accountants on Accounting and Financial
            Disclosure
      There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal year 1998.
                                    PART III
Item 10 -   Directors and Executive Officers of the Company

                                                                 Position
                                                                   Held
                                        Position Held              Since
      Thomas S. Ross              President and Director  (1)      6/97
      James G. Pouros             Director                (2)     12/92
      Dennis A. Wallestad         Treasurer and Secretary (3)      6/97
      Jeffrey C. Vredenbregt      Vice President and
                                  Assistant Secretary     (4)     12/92

      (1)   Mr. Ross, age 45, since 1987, Vice President of B. C. Ziegler and
            Company.
      (2)   Mr. Pouros, age 54, has also been since 1979, a member of the law firm of O'Meara, Eckert, Pouros & Gonring.
      (3)   Mr. Wallestad, age 36, has also been, since 1997, Sr. Vice
            President/CFO of B. C. Ziegler and Company.  Mr. Wallestad ceased being Treasurer and Secretary in February, 1999.
      (4)   Mr. Vredenbregt, age 45, has also been, since 1993, Vice
            President of B. C. Ziegler and Company, and has been Controller since 1987 and Treasurer since 1996 of B. C. Ziegler and Company.
Item 11 -   Executive Compensation
      Since B. C. Ziegler and Company provides management and administrative services to the Company pursuant to a management agreement with the Company, the Company has no salaried employees. Directors, including those who are employees of B. C. Ziegler and Company receive annual compensation of $5,000 apiece.
Item 12 -   Security Ownership of Certain Beneficial Owners and Management
      The Ziegler Companies, Inc., 215 North Main Street, West Bend,
Wisconsin 53095, and Mr. James G. Pouros, 530 N. Silverbrook, #217, West
Bend, Wisconsin 53095, each own 10,000 shares of common stock of the Company, 50% of the 20,000 outstanding shares of common stock of the Company, and each of these owners has sole voting and dispositive powers. The Ziegler Companies, Inc. owns 15,000 shares of preferred stock of the Company, 100% of the 15,000 outstanding shares of preferred stock of the Company. The preferred stock is non-voting.
Item 13 -   Certain Relationships and Related Transactions
      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc., has a management agreement with the Company. The management agreement provides tha4t the manager is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of Bonds issued by the Company on the last day of the month preceding such semiannual payment date. The management fee is payable on each semiannual payment date. As soon as possible after the end of each fiscal year of the Company, the Company is required to advise the manager of its preliminary calculation of its net income or loss for such fiscal year. In the event such preliminary calculation indicates a loss, the amount of the management fee for any such fiscal year shall be retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss (as determined by application of generally accepted accounting principles) for such fiscal year. Any such reduction in the management fee shall be applied to reduce any balance due, and, to the extent it exceeds any balance due, shall be promptly refunded to the Company. The manager earned management fees of approximately $118,000 in 1998, $336,000 in 1997 and $216,000 in 1996.
      B. C. Ziegler and Company also acts as underwriter for the bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company receives a fee for its services equal to a percentage of the bonds offered by the Company.
      As of December 31, 1998 and 1997, the Company was indebted to B. C. Ziegler and Company in the amount of approximately $500 and $20,000, respectively, for accrued management fees.
                                     PART IV
Item 14 -   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)   Documents List
            (1)    Financial Statements
                   Report of Independent Public Accountants.
                   Balance Sheets as of December 31, 1998 and 1997.
                   Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.
                   Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.
                   Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.
                   Notes to Financial Statements, dated as of December 31, 1998 and 1997.
            (2)    Financial Statement Schedules
                         None
            (3)    Exhibits
                   (3) Articles of Incorporation, as amended, and Bylaws of the Company, as amended, (incorporated by reference to Exhibits 3(a) and 3(b) to Registration Statement on Form S-11, Commission file number 33-21324)
                   (4)   (A)   Indenture dated January 1, 1986 between the
                               Company and M&I First National Bank, as
                               Trustee, relating to Mortgage
                               Certificate-Backed Bonds (incorporated by
                               reference to Exhibit 4(a) to Registration
                               Statement on Form S-11, Commission file number
                               33-1726).
                         (Q)   Sixty-Second Supplemental Indenture dated as
                               of February 1, 1992 (incorporated by reference
                               to Exhibit (4.1) to Form 8-K filed February
                               26, 1992, Commission file number 33-28290).
                         (R)   Sixty-Third Supplemental Indenture dated as of
                               May 1, 1992 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 2, 1992,
                               Commission file number 33-28290).
                         (S)   Sixty-Fourth Supplemental Indenture dated as
                               of June 1, 1992 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 18, 1992,
                               Commission file number 33-28290).
                         (T)   Sixty-Fifth Supplemental Indenture dated as of
                               January 1, 1993 incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed February 1,
                               1993, Commission file number 33-28290).
                         (U)   Sixty-Sixth Supplemental Indenture dated as of
                               January 1, 1993 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed February 1,
                               1993, Commission file number 33-28290).
                         (V)   Sixty-Eighth Supplemental Indenture dated as
                               of April 1, 1993 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed April 23,
                               1993, Commission file number 33-28290).
                         (W)   Sixty-Ninth Supplemental Indenture dated as of
                               May 1, 1993 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 27, 1993,
                               Commission file number 33-28290).
                         (X)   Seventieth Supplemental Indenture dated as of
                               March 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed April 4, 1994,
                               Commission file number 33-28290).
                         (Y)   Seventy-First Supplemental Indenture dated as
                               of April 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 2, 1994,
                               Commission file number 33-28290).
                         (Z)   Seventy-Second Supplemental Indenture dated as
                               of April 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 2, 1994,
                               Commission file number 33-28290).
                         (AA)  Seventy-Third Supplemental Indenture dated as
                               of April 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 6, 1994,
                               Commission file number 33-28290).
                         (AB)  Seventy-Fourth Supplemental Indenture dated as
                               of May 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 1, 1994,
                               Commission file number 33-28290).
                         (AC)  Seventy-Fifth Supplemental Indenture dated as
                               of June 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed July 5, 1994,
                               Commission file number 33-28290).
                         (AD)  Seventy-Sixth Supplemental Indenture dated as
                               of September 1, 1994 (incorporated by
                               reference to Exhibit (4.1) to Form 8-K filed
                               September 30, 1994, Commission file number
                               33-28290).
                         (AF)  Seventy-Eighth Supplemental Indenture dated as
                               of April 1, 1995 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 1, 1995,
                               Commission file number 33-28290).
                         (AG)  Seventy-Ninth Supplemental Indenture dated as
                               of June 1, 1995 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 30, 1995,
                               Commission file number 33-28290).
                         (AH)  Eightieth Supplemental Indenture dated as of
                               September 1, 1995 (incorporated by reference
                               to Exhibit (4.1) to Form 8-K filed September
                               8, 1995, Commission file number 33-28290).
                         (AI)  Eighty First Supplemental Indenture dated as
                               of April 1, 1996 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed April 26,
                               1996, Commission file number 33-28290).
                         (AJ)  Eighty Second Supplemental Indenture dated as
                               of June 1, 1996 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 26, 1996,
                               Commission file number 33-28290).
                         (AK)  Eighty Third Supplemental Indenture dated as
                               of April 1, 1997 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 21, 1997,
                               Commission file number 33-28290)
                         (All references to Supplemental Indentures relating to Bonds which have been redeemed in whole have been deleted.)
                   (10) Form of Underwriting Agreement dated as of May 17, 1995 between the Company and B. C. Ziegler and Company (incorporated by reference to Exhibit 1 to Registration Statement on Form S-3, Commission file number 33-92454).
                   (27)  Financial Data Schedule
      (b)   Reports on Form 8-K
                   None
      (c)   Exhibits Required by Item 601 of Regulation S-K
                   Included in Item (a)(3) above.
      (d)   Financial Statement Schedules Required by Regulation S-X
                   None
                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1999.
                                    ZIEGLER MORTGAGE SECURITIES, INC. II
                                    By /s/ Thomas S. Ross
                                        Thomas S. Ross
                                        President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
     Signature                          Title                    Date

/s/ Thomas S. Ross             President and Director        March 29, 1999
Thomas S. Ross                 (Chief Executive Officer)
/s/ James G. Pouros            Director                      March 29, 1999
James G. Pouros
/s/ Jeffrey C. Vredenbregt     Vice President and            March 29, 1999
Jeffrey C. Vredenbregt         Assistant Secretary
                               (Chief Accounting Officer)

INDEX TO FINANCIAL STATEMENTS
The following financial statements are referenced in Item 8:
                                                                   Page
      Report of Independent Public Accountants                       13
      Balance Sheets as of December 31, 1998 and 1997                14
      Statements of Operations For the Years Ended
       December 31, 1998, 1997 and 1996                              15
      Statements of Changes in Stockholders' Equity For the
       Years Ended December 31, 1998, 1997 and 1996                  16
      Statements of Cash Flows For the Years Ended
       December 31, 1998, 1997, and 1996                             17
      Notes to Financial Statements, dated as of
       December 31, 1998 and 1997                                    18
      Exhibit 23 Consent of Arthur Andersen LLP                      24
      Exhibit 27 Financial Data Schedule                             24

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of
  Ziegler Mortgage Securities, Inc. II:
      We have audited the accompanying balance sheets of ZIEGLER MORTGAGE SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler Mortgage Securities, Inc. II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
                                     /s/ Arthur Andersen LLP
                                     ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 26, 1999.
                          ZIEGLER MORTGAGE SECURITIES, INC. II
                                    BALANCE SHEETS
                           AS OF DECEMBER 31, 1998 AND 1997

                                                              1998           1997
ASSETS
Cash                                                       $    49,974    $    63,542
Money market investments, at cost,
 which approximates market                                     963,077        564,243
    Total cash and cash equivalents                          1,013,051        627,785
Cash and investments held by trustee, at cost,
 which approximates market                                   4,292,159      6,928,519
Accrued interest receivable                                    243,281        636,857
Mortgage Certificates, held by trustee (net of
 purchase discount of $1,061,640 and $2,450,788,
 respectively), at amortized cost                           38,586,973     88,675,684
Deferred issuance costs                                      1,060,400      2,421,060
    Total assets                                           $45,195,864    $99,289,905
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest payable                                   $ 1,073,417    $ 2,791,882
Mortgage Certificate-Backed Bonds payable                   42,584,000     94,940,000
Payable to B. C. Ziegler and Company                               447         20,023
Other liabilities                                               18,000         18,000
    Total liabilities                                       43,675,864     97,769,905
Stockholders' Equity:
 Preferred Stock, $.10 par value, non-voting,
  $9.00 non-cumulative dividend,
  $100 redemption price;
  200,000 shares authorized, 15,000 shares issued
  and outstanding                                            1,500,000      1,500,000
 Common stock, $1 par value,
  56,000 shares authorized,
  20,000 shares issued and outstanding                          20,000         20,000
 Retained earnings                                                   -              -
    Total stockholders' equity                               1,520,000      1,520,000
    Total liabilities and stockholders' equity             $45,195,864    $99,289,905

                  The accompanying notes to financial statements are
                       an integral part of these balance sheets.
                             ZIEGLER MORTGAGE SECURITIES, INC. II
                                  STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      1998          1997           1996
Revenues:
 Interest income                                     $3,991,905   $8,342,979   $  9,635,812
 Gain on sale of mortgage certificates                1,348,328      428,023        747,579
    Total revenues                                    5,340,233    8,771,002     10,383,391
Expenses:
 Interest expense                                     3,696,015    7,875,114      9,158,478
 Amortization of deferred issuance costs              1,360,660      432,363        805,971
 Management fee                                         118,223      335,985        216,365
 General and administrative                             165,335      127,540        202,577
    Total expenses                                    5,340,233    8,771,002     10,383,391
Income before income taxes                                    -            -              -
Provision for income taxes                                    -            -              -
    Net income                                       $        -   $        -    $         -

                     The accompanying notes to financial statements are
                            an integral part of these statements.

                                            ZIEGLER MORTGAGE SECURITIES, INC. II
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   Common Stock                  Preferred Stock                              Total
                               Number                        Number                                           Stock-
                                 of                            of                          Retained          holders'
                               Shares       Amount           Shares       Amount           Earnings           Equity
Balance at
 December 31, 1995              20,000      $20,000          15,000      $1,500,000        $      -         $1,520,000
  Net income                         -            -               -               -               -                  -
Balance at
 December 31, 1996              20,000       20,000          15,000       1,500,000               -          1,520,000
  Net income                         -            -               -               -               -                  -
Balance at
 December 31, 1997              20,000       20,000          15,000       1,500,000               -          1,520,000
  Net income                         -            -               -               -               -                  -
Balance at
 December 31, 1998              20,000      $20,000          15,000      $1,500,000        $      -         $1,520,000
                  The accompanying notes to financial statements are an integral part of these statements.

                             ZIEGLER MORTGAGE SECURITIES, INC. II
                                  STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     1998           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $         -   $         -    $         -
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Gain on sale of Mortgage Certificates            (1,348,328)     (428,023)      (747,579)
   Discount accretion on
    Mortgage Certificates                              (51,925)      (99,035)      (113,051)
   Amortization of deferred issuance costs           1,360,660       432,363        805,971
   Change in assets and liabilities:
     Decrease (Increase) in -
      Funds held by trustee                          2,636,360    (3,581,175)       859,834
      Accrued interest receivable                      393,576        70,396        148,530
     Increase (Decrease) in -
      Payable to B. C. Ziegler and Company             (19,576)        9,078        (56,340)
      Accrued interest payable                      (1,718,465)     (156,663)      (768,413)
 Net cash provided by (used in)
  operating activities                               1,252,302    (3,753,059)       128,952
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale and redemption of
  Mortgage Certificates                             51,488,964    13,091,443     25,062,114
 Purchase of Mortgage Certificates                           -    (3,057,558)    (6,038,041)
 Net cash provided by investing
   activities                                       51,488,964    10,033,885     19,024,073
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Mortgage
  Certificate-Backed Bonds                         $         -   $ 3,057,440    $ 6,037,280
 Principal payments on
  Mortgage Certificate-Backed Bonds                (52,356,000)   (9,241,000)   (25,085,000)
  Net cash used in financing activities            (52,356,000)   (6,183,560)   (19,047,720)
NET INCREASE IN CASH AND CASH EQUIVALENTS              385,266        97,266        105,305
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                      627,785       530,519        425,214
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                        $ 1,013,051   $   627,785    $   530,519
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the year                     $ 5,414,480   $ 8,031,776    $ 9,926,891

                     The accompanying notes to financial statements are
                            an integral part of these statements.
                     ZIEGLER MORTGAGE SECURITIES, INC. II
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997
(1)   Organization -
      Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans. The common stock of the Company is owned equally by The Ziegler Companies, Inc. and James G. Pouros.
(2)   Summary of Significant Accounting Policies -
      Mortgage Certificates are carried at par value less unamortized purchase discount. The purchase discount on the Mortgage Certificates is amortized over the life of the related outstanding Mortgage Certificate- Backed Bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. The fair values of the Mortgage Certificates at December 31, 1998 and 1997 were approximately par given the nature of the mortgage obligations underlying the securities and the risk of prepayment.
      Deferred bond issuance costs consist of underwriting discounts and other expenses of issuance and distribution. Such costs are amortized over the life of the outstanding Bonds using the bonds outstanding method which approximates the effective interest rate method.
      Cash and investments held by trustee consist of cash and investments in money market funds. These balances are held by the trustee in accordance with the related bond indentures.
      Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(3)   Mortgage Certificates -
      The Mortgage Certificates consist of GNMA Certificates (comprising 85% of the portfolio as of December 31, 1998) guaranteed by the Government National Mortgage Association ("GNMA") and Guaranteed Mortgage Pass-Through Certificates (comprising 15% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government. FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.
      Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.
(4)   Mortgage Certificate-Backed Bonds Payable -
      Bonds outstanding at December 31, 1998, consist of the following:

                                                                  Outstanding
                                                                   Principal
                                                     Original       Amounts
                            Date of    Stated       Principal         at
     Series       Rate       Bonds    Maturity       Amounts       12/31/98
       62         7.25%      2/1/92    4/15/22    $  2,925,000    $   766,000
       63         7.60%      5/1/92    5/15/22       3,400,000        866,000
       64         7.40%      6/1/92    6/15/22       3,300,000        856,000
       65         7.00%      1/1/93    1/15/28       3,029,000      2,901,000
       66         7.00%      1/1/93    1/15/28       3,000,000      2,877,000
       68         6.25%      4/1/93    5/01/23       3,000,000      1,885,000
       69         6.00%      5/1/93    5/01/23       3,022,000      1,658,000
       70         6.00%      3/1/94   11/15/28       3,390,000      3,257,000
       71         7.00%      4/1/94    9/20/23       3,015,000      1,727,000
       72         7.00%      4/1/94   10/15/23       2,897,000      2,758,000
       73         7.00%      4/1/94    4/15/24       3,130,000      2,023,000
       74         7.10%      5/1/94    2/15/24       3,145,000      2,997,000
       75         7.10%      6/1/94    2/15/24       3,290,000      3,125,000
       79         6.75%      6/1/95    6/15/22       2,622,000      2,503,000
       80         7.00%      9/1/95    7/15/23       2,640,000      2,539,000
       81         7.00%      4/1/96    5/15/28       3,237,000      3,169,000
       82         7.25%      6/1/96    9/15/30       2,987,000      2,941,000
       83         7.00%      4/1/97    2/15/27       3,152,000      2,714,000
                                                    55,181,000     41,562,000
      American Mortgage Securities, Inc.
       Mortgage Certificate-Backed Bonds
        5         7.35%      3/1/92    3/01/22       3,000,000      1,022,000
                                                   $58,181,000    $42,584,000

      The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
      The Bonds can be redeemed each month without premium under the following circumstances:
            The Company must call the Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the redemption fund, as defined in the prospectus, for each series that reaches $100,000; whichever occurs first.
            The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
            Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
      The market values in the secondary bond market of the Bonds outstanding as of December 31, 1998 and 1997, approximated $42,172,000 and $95,328,000, respectively, based on current market rates offered on notes with similar terms and maturities.
(5)   Related Parties -
      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock, is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.
      B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss for each fiscal year.
      The Company sold approximately $39,578,000 of Mortgage Certificates to
      B. C. Ziegler and Company in February, 1998, and $5,017,000 of Mortgage Certificates to The Ziegler Companies, Inc. in October, 1998, both of which are related companies. The Mortgage Certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call Bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
      As of December 31, 1998 and 1997, the Company owed B. C. Ziegler and Company $447 and $20,023, respectively, for accrued management fees.
INDEX TO EXHIBITS
Exhibit
Number                    Description of Exhibit                     Page
3              Articles of Incorporation, as amended, and
               Bylaws of the Company, as amended, (incor-
               porated by reference to Exhibits 3(a) and 3(b)
               to Registration Statement on Form S-11,
               Commission file number 33-21324)                        *
4 (A)          Indenture dated January 1, 1986 between the
               Company and M&I First National Bank, as
               Trustee, relating to Mortgage Certificate-
               Backed Bonds (incorporated by reference to
               Exhibit 4(a) to Registration Statement on
               Form S-11, Commission file number 33-1726)              *
4 (Q)          Sixty-Second Supplemental Indenture dated as
               of February 1, 1992 (incorporated by
               reference to Exhibit (4.1) to Form 8-K
               filed February 26, 1992, Commission file
               number 33-28290)                                        *
4 (R)          Sixty-Third Supplemental Indenture dated as
               of May 1, 1992 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 2,
               1992, Commission file number 33-28290)                  *
4 (S)          Sixty-Fourth Supplemental Indenture dated as
               of June 1, 1992 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 18,
               1992, Commission file number 33-28290)                  *
4 (T)          Sixty-Fifth Supplemental Indenture dated as
               of January 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed February 1,
               1993, Commission file number 33-28290)                  *
4 (U)          Sixty-Sixth Supplemental Indenture dated as
               of January 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed February 1,
               1993, Commission file number 33-28290)                  *
4(V)           Sixty-Eighth Supplemental Indenture dated as
               of April 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 23,
               1993, Commission file number 33-28290)                  *
4(W)           Sixty-Ninth Supplemental Indenture dated as
               of May 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 27,
               1993, Commission file number 33-28290)                  *
4(X)           Seventieth Supplemental Indenture dated as
               of March 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 4,
               1994, Commission file number 33-28290)                  *
Exhibit
Number                    Description of Exhibit                     Page
4 (T)          Sixty-Fifth Supplemental Indenture dated as
               of January 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed February 1,
               1993, Commission file number 33-28290)                  *
4 (U)          Sixty-Sixth Supplemental Indenture dated as
               of January 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed February 1,
               1993, Commission file number 33-28290)                  *
4(V)           Sixty-Eighth Supplemental Indenture dated as
               of April 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 23,
               1993, Commission file number 33-28290)                  *
4(W)           Sixty-Ninth Supplemental Indenture dated as
               of May 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 27,
               1993, Commission file number 33-28290)                  *
4(X)           Seventieth Supplemental Indenture dated as
               of March 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 4,
               1994, Commission file number 33-28290)                  *
4(Y)           Seventy-First Supplemental Indenture dated as
               of April 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 2,
               1994, Commission file number 33-28290)                  *
4(Z)           Seventy-Second Supplemental Indenture dated as
               of April 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 2,
               1994, Commission file number 33-28290)                  *
4(AA)          Seventy-Third Supplemental Indenture dated as
               of April 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 6,
               1994, Commission file number 33-28290)                  *
4(AB)          Seventy-Fourth Supplemental Indenture dated as
               of May 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 1,
               1994, Commission file number 33-28290)                  *
4(AC)          Seventy-Fifth Supplemental Indenture dated as
               of June 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed July 5,
               1994, Commission file number 33-28290)                  *
4(AD)          Seventy-Sixth Supplemental Indenture dated as
               of September 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed September 30,
               1994, Commission file number 33-28290)                  *
Exhibit
Number                    Description of Exhibit                     Page

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
*Incorporated by reference

                                                                  EXHIBIT 23
                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
    As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-92454 on Form S-3.
                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 29, 1999.
                                                                   EXHIBIT 27
                            FINANCIAL DATA SCHEDULE