Form 10-Q
period 1999-06-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 1999-08-13
CIK 784013

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999
                              OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                Commission file number 33-28290
             ZIEGLER MORTGAGE SECURITIES, INC. II
    (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1539696
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
     (Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1999 was 20,000 shares.
                             PART I
             ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                      For the Three Months Ended
                                        June 30,       June 30,
                                         1999            1998
Revenues:
  Interest income                     $  669,869       $960,192
  Gain on sale/redemption of
    Mortgage Certificates                 91,309         25,441
      Total revenues                     761,178        985,633
Expenses:
  Interest expense                       622,739        878,025
  Amortization of deferred issuance
    costs                                101,808         40,635
  General and administrative              36,631         66,973
      Total expenses                     761,178        985,633
Income before income taxes                     -              -
Provision for income taxes                     -              -
      Net income                      $        -     $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                       For the Six Months Ended
                                        June 30,       June 30,
                                         1999            1998
Revenues:
  Interest income                     $1,408,688     $2,255,947
  Gain on sale/redemption of
    Mortgage Certificates                124,285      1,054,747
      Total revenues                   1,532,973      3,310,694
Expenses:
  Interest expense                     1,295,136      2,087,179
  Amortization of deferred issuance
    costs                                146,876      1,071,202
  General and administrative              90,961        152,313
      Total expenses                   1,532,973      3,310,694
Income before income taxes                     -              -
Provision for income taxes                     -              -
      Net income                      $        -     $        -

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
              ZIEGLER MORTGAGE SECURITIES, INC. II
                   CONDENSED BALANCE SHEETS
                          (Unaudited)

                                       June 30,   December 31,
                                        1999          1998
ASSETS
  Cash                              $   102,258   $    49,974
  Money market investments, at
   cost which approximates market       986,158       963,077
      Total cash and cash
        equivalents                   1,088,416     1,013,051
  Assets held by trustee              1,445,771     4,292,159
  Accrued interest receivable           213,278       243,281
  Mortgage Certificates held by
   trustee (net of purchase
   discount of $918,854 and
   $1,061,640, respectively)         33,772,036    38,586,973
  Deferred issuance costs               913,524     1,060,400
  Accrued income taxes                       25             -
      Total assets                  $37,433,050   $45,195,864
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Accrued interest payable          $   917,616   $ 1,073,417
  Mortgage Certificate-Backed
    bonds payable                    34,938,000    42,584,000
  Payable to B. C. Ziegler and
    Company                              39,434           447
  Other liabilities                      18,000        18,000
      Total liabilities              35,913,050    43,675,864
  Stockholders' equity
    Preferred stock, $.10 par
      value, non-voting, $9.00
      non-cumulative dividend,
      $100 redemption price;
        200,000 shares authorized
        15,000 shares issued and
        outstanding                   1,500,000     1,500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and
      outstanding                        20,000        20,000
    Retained earnings                         -             -
      Total stockholders' equity      1,520,000     1,520,000
      Total liabilities and
        stockholders' equity        $37,433,050   $45,195,864

   The accompanying notes to condensed financial statements
         are an integral part of these balance sheets.
               ZIEGLER MORTGAGE SECURITIES, INC. II
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                        For the Six Months Ended
                                          June 30,     June 30,
                                           1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $        -   $         -
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Gain on sale/redemption of
       Mortgage Certificates             (124,285)   (1,054,747)
     Discount accretion on Mortgage
       Certificates                       (18,501)      (28,902)
     Amortization of deferred issuance
       cost                               146,876     1,071,202
     Change in assets and liabilities:
       Decrease (Increase) in -
         Assets held by trustee         2,846,388     5,261,132
         Accrued interest receivable       30,003       326,330
         Accrued income taxes                 (25)            -
       Increase (Decrease) in -
         Accrued interest payable        (155,801)   (1,560,558)
         Payable to B. C. Ziegler and
           Company                         38,987        (8,511)
     Net cash provided by operating
       activities                       2,763,642     4,005,946
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale and redemption of Mortgage
   Certificates                         4,957,723    41,183,043
     Net cash provided by investing
       activities                       4,957,723    41,183,043
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments of Mortgage
  Certificate-Backed bonds             (7,646,000)  (44,855,000)
     Net cash used in financing
       activities                      (7,646,000)  (44,855,000)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                              75,365       333,989
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                   1,013,051       627,785
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                        $1,088,416   $   961,774

Interest expense paid during the periods was approximately $1,451,000 and $3,648,000 in 1999 and 1998, respectively. No taxes have been paid by the Company.
    The accompanying notes to condensed financial statements
            are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                    June 30, 1999 and 1998
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
   Bonds outstanding at June 30, 1999 consist of the following:

                                                 Outstanding
               Original              Original     Principal
                Date of   Stated     Principal     Amounts
Series  Rate     Bonds   Maturity     Amounts    at 6/30/99
  62     7.25%  2/1/92   4/15/22   $ 2,925,000  $   491,000
  63     7.60%  5/1/92   5/15/22     3,400,000      698,000
  64     7.40%  6/1/92   6/15/22     3,300,000      653,000
  65     7.00%  1/1/93   1/15/28     3,029,000    2,891,000
  66     7.00%  1/1/93   1/15/28     3,000,000    2,863,000
  68     6.25%  4/1/93    5/1/23     3,000,000    1,643,000
  69     6.00%  5/1/93    5/1/23     3,022,000    1,212,000
  70     6.00%  3/1/94  11/15/28     3,390,000    3,239,000
  71     7.00%  4/1/94   9/20/23     3,015,000    1,372,000
  73     7.00%  4/1/94   4/15/24     3,130,000    2,008,000
  74     7.10%  5/1/94   2/15/24     3,145,000    2,977,000
  75     7.10%  6/1/94   2/15/24     3,290,000    3,105,000
  79     6.75%  6/1/95   6/15/22     2,622,000    2,479,000
  81     7.00%  4/1/96   5/15/28     3,237,000    3,154,000
  82     7.25%  6/1/96   9/15/30     2,987,000    2,932,000
  83     7.00%  4/1/97   2/15/27     3,152,000    2,415,000
                                    49,644,000   34,132,000
American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds*
   5     7.35%  3/1/92    3/1/22     3,000,000      806,000
                                   $52,644,000  $34,938,000

*Assumed by the company as a result of the merger of American Mortgage Securities, Inc. into the company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches
     $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the company after the third anniversary of the original issuance and, commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued. Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The company will redeem such Bonds to the extent funds are available.
     ZMSI II has seldom sold any of the Mortgage Certificates to an unrelated third party. It has determined that, because of the nature of the underlying mortgage obligations, the true market values may be difficult to determine, but are reasonably close to par value.
Note C -- GNMA Certificates
     The market values of the GNMA Certificates as of June 30, 1999 and December 31, 1998, were approximately par given the nature of the mortgage obligations underlying the securities and risk of prepayment.
Note D -- Related Party Transaction
     In 1998 the Company sold approximately $39,578,000 of Mortgage Certificates to B. C. Ziegler and Company, a related company. The Mortgage Certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call $39,570,000 of bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
Second Quarter 1999 vs. Second Quarter 1998
     During the second quarter of 1999, and also during the second quarter of 1998, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the company from issuing additional series. Total revenues for the quarters totaled approximately $761,000 in 1999 and $986,000 in 1998. Bond redemptions totaled $3,690,000 during the second quarter of 1999 and $1,035,000 during the same quarter of 1998.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the company, management fees of the company were limited to the amount which prevented the company from incurring a loss. It is anticipated that on a continuing basis the company will operate at close to a breakeven level.
First Six Months 1999 vs. First Six Months 1998
     During the first six months of 1999, and also during the first six months of 1998, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Total revenues, consisting mostly of interest income, for the periods totaled approximately $1,533,000 in 1999 and $3,311,000 in 1998. Bond redemptions totaled $7,646,000 during the first six months of 1999. They were $44,855,000 during the same period of 1998. Liquidity and Capital Resources
     The company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the company. As reflected in the Condensed Statement of Cash Flows for the period ended June 30, 1999, there was a net increase in cash and cash equivalents totaling approximately $75,000. The primary net cash receipt totaled approximately $4,958,000 from the redemption of Mortgage Certificates during the period. The primary cash disbursement totaled $7,646,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period.
     The Company's computer systems are Year 2000 compliant. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant.
    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from payments on the Mortgage Certificates are used to retire the principal of the Mortgage Certificate-Backed Bonds Payable.
     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage certificates and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. The fair values of the Mortgage Certificates at June 30, 1999 were approximately par given the nature of the mortgage obligations underlying the securities and the risk of prepayment.

                       Expected Maturity Dates
                           (In US dollars)
ASSETS                  1999-2003  Thereafter     Total     Fair Value
Mortgage Certifi-
  cates (1)            $        - $34,690,890 $34,690,890 $33,772,036
    Weighted average
      interest rate                                  7.20%
LIABILITIES
Mortgage Certificate-
  Backed Bonds
  Payable (1)                   -  34,938,000  34,938,000  34,024,000
    Weighted average
      interest rate                                  6.89%

(1) Assumes no prepayments.
                                PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None
                              SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  August 13, 1999         By /s/ Thomas S. Ross
                                   Thomas S. Ross
                                   President
Dated:  August 13, 1999         By /s/ Gary P. Engle
                                   Gary P. Engle
                                   Secretary and Treasurer
                             EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule