Form 10-Q
period 1999-09-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 1999-11-12
CIK 784013

Form 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                                         OR
         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from              to
                            Commission file number 33-28290
                     ZIEGLER MORTGAGE SECURITIES, INC. II
              (Exact name of registrant as specified in its charter)
                       Wisconsin                         39-1539696
           (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification No.)
                  215 North Main Street, West Bend, Wisconsin 53095
                 (Address of principal executive offices)  (Zip Code)
        Registrant's telephone number, including area code: (262) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  ( X )      No  (   )
  The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1999 was 20,000 shares.
                                    PART I
                     ZIEGLER MORTGAGE SECURITIES, INC. II
                          CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                  September 30,  December 31,
                                                     1999          1998
ASSETS
  Cash                                           $    79,480    $    49,974
  Money market investments, at cost,
   which approximates market                         998,602        963,077
      Total cash and cash equivalents              1,078,082      1,013,051
  Assets held by trustee                           1,410,657      4,292,159
  Accrued interest receivable                        209,669        243,281
  Mortgage Certificates held by trustee
   (net of purchase discount of $895,042
   and $1,061,640, respectively)                  33,189,737     38,586,973
  Deferred issuance costs                            889,453      1,060,400
      Total assets                               $36,777,598    $45,195,864
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued interest payable                       $   956,338    $ 1,073,417
  Mortgage Certificate-Backed
   bonds payable                                  34,246,000     42,584,000
  Payable to B. C. Ziegler and
   Company                                            37,260            447
 Other liabilities                                    18,000         18,000
      Total liabilities                           35,257,598     43,675,864
  Stockholders' equity
    Preferred stock, $.10 par value,
     non-voting, $9.00 non-cumulative
     dividend, $100 redemption price;
       200,000 shares authorized
       15,000 shares issued and
        outstanding                                1,500,000      1,500,000
    Common stock, $1 par value;
     56,000 shares authorized
     20,000 shares issued and
      outstanding                                     20,000         20,000
    Retained earnings                                      -              -
      Total stockholders' equity                   1,520,000      1,520,000
      Total liabilities and
        stockholders' equity                     $36,777,598    $45,195,864
           The accompanying notes to condensed financial statements
                 are an integral part of these balance sheets.

                      ZIEGLER MORTGAGE SECURITIES, INC. II
                         CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                 For the Three Months Ended
                                              September 30,  September 30,
                                                  1999           1998
  Revenues:
    Interest income                             $649,489       $939,324
    Gain on sale/redemption of
     Mortgage Certificates                        15,206         23,431
          Total revenues                           664,695        962,755
  Expenses:
    Interest expense                             592,968        860,791
    Amortization of deferred issuance
     costs                                        24,071         36,423
    General and administrative                    47,656         65,541
         Total expenses                           664,695        962,755
  Income before income taxes                           -              -
  Provision for income taxes                           -              -
        Net income                              $      -       $      -
          The accompanying notes to condensed financial statements
                 are an integral part of these statements.

                    ZIEGLER MORTGAGE SECURITIES, INC. II
                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                 For the Nine Months Ended
                                              September 30,  September 30,
                                                   1999          1998
  Revenues:
    Interest income                             $2,058,178   $3,195,271
    Gain on sale/redemption of
     Mortgage Certificates                         139,491    1,078,178
        Total revenues                           2,197,669    4,273,449
  Expenses:
    Interest expense                             1,888,104    2,947,970
    Amortization of deferred issuance
     costs                                         170,947    1,107,625
    General and administrative                     138,618      217,854
        Total expenses                           2,197,669    4,273,449
  Income before income taxes                             -            -
  Provision for income taxes                             -            -
        Net income                              $        -   $        -
         The accompanying notes to condensed financial statements
                  are an integral part of these statements.

                     ZIEGLER MORTGAGE SECURITIES, INC. II
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                For the Nine Months Ended
                                                  Sept. 30,    Sept. 30,
                                                    1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $         -    $         -
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Gain on sale/redemption of
     Mortgage Certificates                          (139,491)  (1,078,178)
    Discount accretion on Mortgage
     Certificates                                    (27,107)     (41,330)
    Amortization of deferred issuance costs          170,947    1,107,625
    Change in assets and liabilities:
     Decrease (Increase) in -
      Assets held by trustee                       2,881,502    5,007,857
      Accrued interest receivable                     33,612      331,778
     Increase (Decrease) in -
      Accrued interest payable                      (117,079)  (1,295,340)
      Payable to B. C. Ziegler and Company            36,813       44,493
   Net cash provided by operating activities       2,839,197    4,076,905
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale and redemption of Mortgage
   Certificates                                    5,563,834   42,095,758
    Net cash provided by investing activities      5,563,834   42,095,758
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on Mortgage
   Certificate-Backed Bonds                       (8,338,000) (45,799,000)
   Net cash used in financing activities          (8,338,000) (45,799,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS             65,031      373,663
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                1,013,051      627,785
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $1,078,082  $ 1,001,448
Interest expense paid during the periods was approximately $2,005,000 and
$4,243,000 in 1999 and 1998, respectively.  No taxes have been paid by the
Company.
          The accompanying notes to condensed financial statements
                are an integral part of these statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
Note A -- Basis of Presentation
    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
    Bonds outstanding at September 30, 1999 consist of the following:

                                                                    Outstanding
                        Original                    Original          Principal
                        Date of       Stated        Principal         Amounts
  Series      Rate       Bonds       Maturity        Amounts         at 9/30/99
    62        7.25%      2/1/92      4/15/22       $ 2,925,000      $   440,000
    63        7.60%      5/1/92      5/15/22         3,400,000          694,000
    64        7.40%      6/1/92      6/15/22         3,300,000          623,000
    65        7.00%      1/1/93      1/15/28         3,029,000        2,881,000
    66        7.00%      1/1/93      1/15/28         3,000,000        2,850,000
    68        6.25%      4/1/93       5/1/23         3,000,000        1,570,000
    69        6.00%      5/1/93       5/1/23         3,022,000          931,000
    70        6.00%      3/1/94     11/15/28         3,390,000        3,239,000
    71        7.00%      4/1/94      9/20/23         3,015,000        1,280,000
    73        7.00%      4/1/94      4/15/24         3,130,000        1,964,000
    74        7.10%      5/1/94      2/15/24         3,145,000        2,967,000
    75        7.10%      6/1/94      2/15/24         3,290,000        3,094,000
    79        6.75%      6/1/95      6/15/22         2,622,000        2,474,000
    81        7.00%      4/1/96      5/15/28         3,237,000        3,150,000
    82        7.25%      6/1/96      9/15/30         2,987,000        2,932,000
    83        7.00%      4/1/97      2/15/27         3,152,000        2,411,000
                                                    49,644,000       33,500,000
  American Mortgage Securities, Inc.
   Mortgage Certificate-Backed Bonds*
      5        7.35%      3/1/92       3/1/22         3,000,000          746,000
                                                   $52,644,000      $34,246,000

  *Assumed by the Company as a result of the merger of American Mortgage Securities, Inc. into the Company as of December 30, 1994.
       The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
       The Bonds can be redeemed each month without premium under the following circumstances:
       The Company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches $100,000; whichever first occurs.
       The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
       Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
       ZMSI II has seldom sold any of the Mortgage Certificates to an unrelated third party. It has determined that, because of the nature of the underlying mortgage obligations, the true market values may be difficult to determine, but are reasonably close to par value.
  Note C -- GNMA Certificates
       The market values of the GNMA Certificates as of September 30, 1999 and December 31, 1998, were approximately par given the nature of the mortgage obligations underlying the securities and risk of prepayment.
  Note D -- Related Party Transaction
       In 1998 the Company sold approximately $39,578,000 of Mortgage Certificates to B. C. Ziegler and Company, a related company. The Mortgage Certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call $39,570,000 of bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
  Third Quarter 1999 vs. Third Quarter 1998
       During the third quarter of 1999, and also during the third quarter of 1998, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the Company from issuing additional series. Total revenues for the quarters totaled approximately $665,000 in 1999 and $963,000 in 1998. Bond redemptions totaled $692,000 during the third quarter of 1999 and $944,000 during the same quarter of 1998.
       In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss. It is anticipated that on a continuing basis the Company will operate at close to a breakeven level.
  First Nine Months 1999 vs. First Nine Months 1998
       During the first nine months of 1999, and also during the first nine months of 1998, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Total revenues, consisting mostly of interest income, for the periods totaled approximately $2,198,000 in 1999 and $4,273,000 in 1998. Bond redemptions totaled $8,338,000 during the first nine months of 1999. They were $45,799,000 during the same period of 1998. Liquidity and Capital Resources
       The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
       Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. As reflected in the Condensed Statement of Cash Flows for the period ended September 30, 1999, there was a net increase in cash and cash equivalents totaling approximately $65,000. The primary net cash receipt totaled approximately $5,564,000 from the redemption of Mortgage Certificates during the period. The primary cash disbursement totaled $8,338,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period.
       The Company's computer systems are Year 2000 compliant. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant.
               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from payments on the Mortgage Certificates are used to retire the principal of the Mortgage Certificate-Backed Bonds Payable.
       The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage certificates and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. The fair values of the Mortgage Certificates at September 30, 1999 were approximately par given the nature of the mortgage obligations underlying the securities and the risk of prepayment.

                                 Expected Maturity Dates
                                   (In US dollars)
    ASSETS                     1999-2003   Thereafter     Total     Fair Value
  Mortgage Certifi-
    cates (1)                $       -  $34,084,779  $34,084,779  $33,189,737
      Weighted average
        interest rate                                      7.21%
  LIABILITIES
  Mortgage Certificate-
    Backed Bonds
    Payable (1)              $       -  $34,246,000  $34,246,000  $33,356,547
      Weighted average
        interest rate                                      6.90%
    (1) Assumes no prepayments.

                                     PART II
  Items 1 through 5.
    None of the Items are applicable.
    Item 6.    Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
  Dated:  November 12, 1999     By /s/ Thomas S. Ross
                                   Thomas S. Ross
                                   President
  Dated:  November 12, 1999     By /s/ Gary P. Engle
                                   Gary P. Engle
                                   Secretary and Treasurer

                                 EXHIBIT INDEX
  Exhibit
  Number                           Description
    27                             Financial Data Schedule