Form 10-K
period 1999-12-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 2000-03-29
CIK 784013

Form 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

       Registrant's telephone number, including area code (262) 334-5521

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

Number of shares outstanding of registrant's classes of common stock, as of January 31, 2000:

             Class                   Shares Outstanding
         Common Stock,                     20,000
        $1.00 Par Value

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                   FORM 10-K
                     ZIEGLER MORTGAGE SECURITIES, INC. II

                                    PART I

Item 1  -   Business
      Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company which is owned equally by The Ziegler Companies, Inc. and Mr. James G. Pouros. The Company was organized to facilitate the financing of mortgage loans and does not intend to engage in any other business activities at this time.
      The Company issues bonds from time to time in series, each of which will be secured by a separate security package consisting of GNMA Certificates (the "GNMA Certificates") issued by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (the "FNMA Certificates") issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates").
The Company does not have, nor is it expected in the future to have, any significant assets other than the assets pledged as security for specific series of securities issued by it.
      The full and timely payment of the principal of and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States. FNMA guarantees the payment of principal and interest on the FNMA Certificates issued by it, but the FNMA guaranty is not backed by the full faith and credit of the United States.
      B. C. Ziegler and Company, which acts as the underwriter for the bonds, is a wholly-owned subsidiary of The Ziegler Companies, Inc., owner of 50% of the outstanding common stock of the Company. B. C. Ziegler and Company provides management and administrative services to the Company for which, pursuant to a management agreement with the Company, it is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of bonds on the last day of the month preceding each semiannual payment date.
      As of December 31, 1999, the Company has issued eighty-three series of bonds totaling $343,329,000 and acquired one series of bonds totaling approximately $1,961,000 in a 1994 merger, of which $33,475,000 still are outstanding.
      There are no paid employees of the Company.
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
Item 6  -   Selected Financial Data
                                          1999          1998           1997
Total Revenues                         $ 2,855,633   $ 5,340,233   $ 8,771,002
Net Income                             $         -   $         -   $         -
Earnings Per Share of Common Stock     $         -   $         -   $         -
Cash Dividends Per Share Declared      $         -   $         -   $         -
Total Assets                           $35,908,506   $45,195,864   $99,289,905
Long-term Obligations                  $33,475,000   $42,584,000   $94,940,000
Stockholders' Equity at Year End       $ 1,520,000   $ 1,520,000   $ 1,520,000

Item 7  -   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations - Comparison of Years 1999, 1998 and 1997
      During 1999 and 1998, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds (the "Bonds"). During 1997, the Company issued one series of Bonds totaling $3,152,000. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Bonds have kept the Company from issuing additional series in 1999 and 1998. Total revenues, consisting mostly of interest income, for 1999, 1998 and 1997 totaled approximately $2,856,000, $5,340,000 and $8,771,000, respectively. Revenues decreased in 1999 and 1998 primarily due to the sale of Mortgage Certificates as explained in Note 5 of the Notes to Financial Statements. Paydowns on the Mortgage Certificates contributed to the decreases in each of the three years.
      Total bonds redeemed in 1999, 1998 and 1997 were $9,109,000, $52,356,000 and $9,241,000, respectively. These redemptions occurred as the result of Mortgage Certificate sales and liquidations totaling $6,165,000, $51,489,000 and $13,091,000 in 1999, 1998 and 1997, respectively. Revenues decreased in 1999 and 1998 primarily due to the sale of Mortgage Certificates as explained in Note 5 of the Notes to Financial Statements. Paydowns on the Mortgage Certificates contributed to the decreases in each of the three years. These Mortgage Certificate sales and liquidations and subsequent bond redemptions result in gains on sale of mortgage certificates and offsetting increases in amortization of bond issue costs in the Statements of Operations.
      In accordance with a written management agreement, management fees of the Company were limited to the amount which prevents the Company from incurring a loss. It is anticipated that the Company will continue to operate at close to a breakeven level in future years.

Liquidity and Capital Resources
      The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
      Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Statements of Cash Flows. For 1999, there was a net
increase in cash and cash equivalents totaling approximately $37,000.   Net
income was zero because of the management fee paid to B. C. Ziegler and Company. The primary net cash receipt from investing activities totaled $6,165,000 which resulted from the sale and redemption of Mortgage Certificates during the period. The primary net disbursement from financing activities totaled $9,109,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period.
      The Company has 15,000 shares of $9.00 non-cumulative, non-voting preferred stock outstanding. No dividends were declared or paid in 1999, 1998 or 1997. The Company may redeem any or all of the preferred stock at any time, at a redemption price of $100 per share.
Item 7a -  Quantitative and Qualitative Disclosure about Market Risk
      Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates except that the structured nature of the Company's activities minimizes this risk. The cash flows from payments on the Mortgage Certificates are used to retire the principal of the Mortgage Certificate-Backed Bonds Payable (see Notes 3 and 4 of the Notes to Financial Statements).
      The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage certificates and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. Fair value is derived in accordance with the accounting procedures described in Notes 2 and 4 of the Notes to Financial Statements

                                   Expected Maturity Dates
                                       (In US dollars)
ASSETS                      2000-2004   Thereafter       Total      Fair Value
Mortgage Certificates (1)   $       -  $33,483,198   $33,483,198   $32,612,794
  Weighted average
    interest rate                                            7.20%

LIABILITIES
Mortgage Certificate-
  Backed Bonds Payable              -    33,475,000    33,475,000    32,933,000
    Weighted average
      interest rate                                          6.74%

(1) Assumes no prepayments of Mortgage Certificates.

Item 8  -   Financial Statements and Supplementary Data
      The financial statements of the Company, together with the related
Notes to Financial Statements and Report of Independent Public Accountants,
are contained in Item 14, included herein.
Item 9  -   Disagreements with Accountants on Accounting and Financial
            Disclosure
      There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal year
1999.

                                   PART III
Item 10 -   Directors and Executive Officers of the Company
                                                                 Position
                                                                  Held
                                        Position Held             Since
      Thomas S. Ross              President and Director  (1)      6/97
      James G. Pouros             Director                (2)     12/92
      Jeffrey C. Vredenbregt      Treasurer               (3)      3/00
      (1)   Mr. Ross, age 46, since 1987, Vice President of B. C. Ziegler and
            Company.
      (2)   Mr. Pouros, age 55, has also been since 1979, a member of the law firm of O'Meara, Eckert, Pouros & Gonring.
      (3)   Mr. Vredenbregt, age 46, has also been, since 1993, Vice
            President of B. C. Ziegler and Company, and has been Controller since 1987 and Treasurer since 1996 of B. C. Ziegler and Company.
Item 11 -   Executive Compensation
      Since B. C. Ziegler and Company provides management and administrative services to the Company pursuant to a management agreement with the Company, the Company has no salaried employees.  Directors, including those who are employees of B. C. Ziegler and Company receive annual compensation of $5,000 apiece.
Item 12 -   Security Ownership of Certain Beneficial Owners and Management
      The Ziegler Companies, Inc., 215 North Main Street, West Bend,
Wisconsin 53095, and Mr. James G. Pouros, 530 N. Silverbrook, #217, West
Bend, Wisconsin 53095, each own 10,000 shares of common stock of the Company,
50% of the 20,000 outstanding shares of common stock of the Company, and each of these owners has sole voting and dispositive powers.  The Ziegler
Companies, Inc. owns 15,000 shares of preferred stock of the Company, 100% of the 15,000 outstanding shares of preferred stock of the Company.  The preferred stock is non-voting.
Item 13 -   Certain Relationships and Related Transactions
      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler
Companies, Inc., has a management agreement with the Company.  The management agreement provides that the manager is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of Bonds issued by the Company on the last day of the month preceding such semiannual payment date.  The management fee is payable on each semiannual payment date.  As soon as possible after the end of each fiscal year of the Company, the Company is required to advise the manager of its preliminary calculation of its net income or loss for such fiscal year.  In the event such preliminary calculation indicates a loss, the amount of the management fee for any such fiscal year shall be retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss (as determined by application of generally accepted accounting principles) for such fiscal year.  Any such reduction in the management fee shall be applied to reduce any balance due, and, to the extent it exceeds any balance due, shall be promptly refunded to the Company.  The manager earned management fees of approximately $108,000 in 1999, $118,000 in 1998 and
$336,000 in 1997.
      B. C. Ziegler and Company also acts as underwriter for the bonds issued by the Company.  In its capacity as underwriter, B. C. Ziegler and Company receives a fee for its services equal to a percentage of the bonds offered by the Company.
      As of December 31, 1999 and 1998, the Company was indebted to B. C.
Ziegler and Company in the amount of approximately $5,200 and $500, respectively, for accrued management fees.
                                    PART IV
Item 14 -   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)   Documents List
            (1)    Financial Statements
                   Report of Independent Public Accountants.
                   Balance Sheets as of December 31, 1999 and 1998.
                   Statements of Operations for the Years Ended December 31,
                   1999, 1998 and 1997.
                   Statements of Changes in Stockholders' Equity for the Years
                   Ended December 31, 1999, 1998 and 1997.
                   Statements of Cash Flows for the Years Ended December 31,
                   1999, 1998 and 1997.
                   Notes to Financial Statements, dated as of December 31,
                   1999 and 1998.
            (2)    Financial Statement Schedules
                         None
            (3)    Exhibits
                   (3)   Articles of Incorporation, as amended, and Bylaws of
                         the Company, as amended, (incorporated by reference
                         to Exhibits 3(a) and 3(b) to Registration Statement
                         on Form S-11, Commission file number 33-21324)
                   (4)   (A)   Indenture dated January 1, 1986 between the
                               Company and M&I First National Bank, as
                               Trustee, relating to Mortgage
                               Certificate-Backed Bonds (incorporated by
                               reference to Exhibit 4(a) to Registration
                               Statement on Form S-11, Commission file number
                               33-1726).
                         (Q)   Sixty-Second Supplemental Indenture dated as
                               of February 1, 1992 (incorporated by reference
                               to Exhibit (4.1) to Form 8-K filed February
                               26, 1992, Commission file number 33-28290).
                         (R)   Sixty-Third Supplemental Indenture dated as of
                               May 1, 1992 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 2, 1992,
                               Commission file number 33-28290).
                         (S)   Sixty-Fourth Supplemental Indenture dated as
                               of June 1, 1992 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 18, 1992,
                               Commission file number 33-28290).
                         (T)   Sixty-Fifth Supplemental Indenture dated as of
                               January 1, 1993 incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed February 1,
                               1993, Commission file number 33-28290).
                         (U)   Sixty-Sixth Supplemental Indenture dated as of
                               January 1, 1993 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed February 1,
                               1993, Commission file number 33-28290).
                         (V)   Sixty-Eighth Supplemental Indenture dated as
                               of April 1, 1993 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed April 23,
                               1993, Commission file number 33-28290).
                         (W)   Sixty-Ninth Supplemental Indenture dated as of
                               May 1, 1993 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 27, 1993,
                               Commission file number 33-28290).
                         (X)   Seventieth Supplemental Indenture dated as of
                               March 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed April 4, 1994,
                               Commission file number 33-28290).
                         (Y)   Seventy-First Supplemental Indenture dated as
                               of April 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 2, 1994,
                               Commission file number 33-28290).
                         (AA)  Seventy-Third Supplemental Indenture dated as
                               of April 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 6, 1994,
                               Commission file number 33-28290).
                         (AB)  Seventy-Fourth Supplemental Indenture dated as
                               of May 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 1, 1994,
                               Commission file number 33-28290).
                         (AC)  Seventy-Fifth Supplemental Indenture dated as
                               of June 1, 1994 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed July 5, 1994,
                               Commission file number 33-28290).
                         (AD)  Seventy-Sixth Supplemental Indenture dated as
                               of September 1, 1994 (incorporated by
                               reference to Exhibit (4.1) to Form 8-K filed
                               September 30, 1994, Commission file number
                               33-28290).
                         (AF)  Seventy-Eighth Supplemental Indenture dated as
                               of April 1, 1995 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 1, 1995,
                               Commission file number 33-28290).
                         (AG)  Seventy-Ninth Supplemental Indenture dated as
                               of June 1, 1995 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 30, 1995,
                               Commission file number 33-28290).
                         (AI)  Eighty First Supplemental Indenture dated as
                               of April 1, 1996 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed April 26,
                               1996, Commission file number 33-28290).
                         (AJ)  Eighty Second Supplemental Indenture dated as
                               of June 1, 1996 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed June 26, 1996,
                               Commission file number 33-28290).
                         (AK)  Eighty Third Supplemental Indenture dated as
                               of April 1, 1997 (incorporated by reference to
                               Exhibit (4.1) to Form 8-K filed May 21, 1997,
                               Commission file number 33-28290)
                         (All references to Supplemental Indentures relating
                         to Bonds which have been redeemed in whole have been
                         deleted.)
                   (10)  Form of Underwriting Agreement dated as of May 17,
                         1995 between the Company and B. C. Ziegler and
                         Company (incorporated by reference to Exhibit 1 to
                         Registration Statement on Form S-3, Commission file
                         number 33-92454).
                   (27)  Financial Data Schedule
      (b)   Reports on Form 8-K
                   None
      (c)   Exhibits Required by Item 601 of Regulation S-K
                   Included in Item (a)(3) above.
      (d)   Financial Statement Schedules Required by Regulation S-X
                   None

                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  28th day of March, 2000.
                                    ZIEGLER MORTGAGE SECURITIES, INC. II
                                    By: /s/ Thomas S. Ross
                                        Thomas S. Ross
                                        President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                          Title                    Date
/s/ Thomas S. Ross             President and Director        March 28, 2000
Thomas S. Ross                 (Chief Executive Officer)

/s/ James G. Pouros            Director                      March 28, 2000
James G. Pouros

/s/ Jeffrey C. Vredenbregt     Treasurer                     March 28, 2000
Jeffrey C. Vredenbregt

INDEX TO FINANCIAL STATEMENTS
The following financial statements are referenced in Items 8 and 14:
                                                                   Page
      Report of Independent Public Accountants                       13
      Balance Sheets as of December 31, 1999 and 1998                14
      Statements of Operations For the Years Ended
       December 31, 1999, 1998 and 1997                              15
      Statements of Changes in Stockholders' Equity For the
       Years Ended December 31, 1999, 1998 and 1997                  16
      Statements of Cash Flows For the Years Ended
       December 31, 1999, 1998, and 1997                             17
      Notes to Financial Statements, dated as of
       December 31, 1999 and 1998                                    18
      Exhibit 23 Consent of Arthur Andersen LLP                      23
      Exhibit 27 Financial Data Schedule                             24

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of
  Ziegler Mortgage Securities, Inc. II:
      We have audited the accompanying balance sheets of ZIEGLER MORTGAGE
SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 1999 and
1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler Mortgage
Securities, Inc. II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1999, in conformity with generally accepted accounting principles.
                                     ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
January 31, 2000.

                         ZIEGLER MORTGAGE SECURITIES, INC. II
                                    BALANCE SHEETS
                           AS OF DECEMBER 31, 1999 AND 1998
                                                        1999           1998
ASSETS
                                                                        >
Cash                                                 $    37,410    $    49,974
Money market investments, at cost,
 which approximates market                             1,012,367        963,077
    Total cash and cash equivalents                    1,049,777      1,013,051
Cash and investments held by trustee, at cost,
 which approximates market                             1,180,085      4,292,159
Accrued interest receivable                              205,411        243,281
Mortgage Certificates, held by trustee (net of
 purchase discount of $870,404 and $1,061,640,
 respectively), at amortized cost                     32,612,794     38,586,973
Deferred issuance costs                                  860,439      1,060,400
    Total assets                                     $35,908,506    $45,195,864
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest payable                             $   890,303    $ 1,073,417
Mortgage Certificate-Backed Bonds payable             33,475,000     42,584,000
Payable to B. C. Ziegler and Company                       5,203            447
Other liabilities                                         18,000         18,000
    Total liabilities                                 34,388,506     43,675,864
Stockholders' Equity:
 Preferred Stock, $.10 par value, non-voting,
  $9.00 non-cumulative dividend,
  $100 redemption price;
  200,000 shares authorized, 15,000 shares issued
  and outstanding                                      1,500,000      1,500,000
 Common stock, $1 par value,
  56,000 shares authorized,
  20,000 shares issued and outstanding                    20,000         20,000
 Retained earnings                                             -              -
    Total stockholders' equity                         1,520,000      1,520,000
    Total liabilities and stockholders' equity       $35,908,506    $45,195,864

                  The accompanying notes to financial statements are
                       an integral part of these balance sheets.
                            ZIEGLER MORTGAGE SECURITIES, INC. II
                                  STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               1999        1998        1997
Revenues:
 Interest income                            $2,699,935  $3,991,905  $8,342,979
 Gain on sale of Mortgage Certificates         155,698   1,348,328     428,023
    Total revenues                           2,855,633   5,340,233   8,771,002
Expenses:
 Interest expense                            2,469,747   3,696,015   7,875,114
 Amortization of deferred issuance costs       199,961   1,360,660     432,363
 Management fee                                107,930     118,223     335,985
 General and administrative                     77,995     165,335     127,540
    Total expenses                           2,855,633   5,340,233   8,771,002
Income before income taxes                           -           -           -
Provision for income taxes                           -           -           -
    Net income                              $        -  $        -  $        -
                     The accompanying notes to financial statements are
                            an integral part of these statements.

                                            ZIEGLER MORTGAGE SECURITIES, INC. II
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 Common Stock            Preferred Stock                          Total
                               Number                  Number                                     Stock-
                                of                      of                       Retained         holders'
                              Shares    Amount         Shares      Amount        Earnings         Equity
Balance at
 December 31, 1996            20,000     $20,000       15,000    $1,500,000      $      -       $1,520,000
  Net income                       -           -            -             -             -                -
Balance at
 December 31, 1997            20,000      20,000       15,000     1,500,000             -        1,520,000
  Net income                       -           -            -             -             -                -
Balance at
 December 31, 1998            20,000     $20,000       15,000    $1,500,000      $      -       $1,520,000
  Net income                       -           -            -             -             -                -
Balance at
 December 31, 1999            20,000     $20,000       15,000    $1,500,000      $      -       $1,520,000
                  The accompanying notes to financial statements are an integral part of these statements.

                            ZIEGLER MORTGAGE SECURITIES, INC. II
                                  STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    1999          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $        -   $         -   $         -
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Gain on sale of Mortgage Certificates           (155,698)   (1,348,328)     (428,023)
   Discount accretion on
    Mortgage Certificates                           (35,538)      (51,925)      (99,035)
   Amortization of deferred issuance costs          199,961     1,360,660       432,363
   Change in assets and liabilities:
     Decrease (Increase) in -
      Funds held by trustee                       3,112,074     2,636,360    (3,581,175)
      Accrued interest receivable                    37,870       393,576        70,396
     Increase (Decrease) in -
      Payable to B. C. Ziegler and Company            4,756       (19,576)        9,078
      Accrued interest payable                     (183,114)   (1,718,465)     (156,663)
 Net cash provided by (used in)
  operating activities                            2,980,311     1,252,302    (3,753,059)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale and redemption of
  Mortgage Certificates                           6,165,415    51,488,964    13,091,443
 Purchase of Mortgage Certificates                        -             -    (3,057,558)
 Net cash provided by investing
   activities                                     6,165,415    51,488,964    10,033,885
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Mortgage
  Certificate-Backed Bonds                       $        -   $         -   $ 3,057,440
 Principal payments on
  Mortgage Certificate-Backed Bonds              (9,109,000)  (52,356,000)   (9,241,000)
Net cash used in financing activities            (9,109,000)  (52,356,000)   (6,183,560)
NET INCREASE IN CASH AND CASH EQUIVALENTS            36,726       385,266        97,266
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                 1,013,051       627,785       530,519
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                      $1,049,777   $ 1,013,051   $   627,785
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the year                   $2,653,000   $ 5,414,000   $ 8,032,000
                     The accompanying notes to financial statements are
                            an integral part of these statements,

                     ZIEGLER MORTGAGE SECURITIES, INC. II
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998
(1)   Organization -
      Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans. The common stock of the Company is owned equally by The Ziegler Companies, Inc. and James G. Pouros.
(2)   Summary of Significant Accounting Policies -
      Mortgage Certificates (see Note 3) are carried at par value less unamortized purchase discount. The purchase discount on the Mortgage Certificates is amortized over the life of the related outstanding Mortgage Certificate- Backed Bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. The fair values of the Mortgage Certificates at December 31, 1999 and 1998 approximated carrying value given the nature of the mortgage obligations underlying the securities and the risk of prepayment.
      Deferred bond issuance costs consist of underwriting discounts and other expenses of issuance and distribution. Such costs are amortized over the life of the outstanding Bonds using the bonds outstanding method which approximates the effective interest rate method.
      Cash and investments held by trustee consist of cash and investments in money market funds. These balances are held by the trustee in accordance with the related bond indentures.
      Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(3)   Mortgage Certificates -
      The Mortgage Certificates consist of GNMA Certificates (comprising 88% of the portfolio as of December 31, 1999) guaranteed by the Government National Mortgage Association ("GNMA") and Guaranteed Mortgage Pass-Through Certificates (comprising 12% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government. FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.
      Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.
(4)   Mortgage Certificate-Backed Bonds Payable -
      Bonds outstanding at December 31, 1999, consist of the following:

                                                                  Outstanding
                                                                   Principal
                                                     Original       Amounts
                            Date of    Stated       Principal         at
     Series       Rate       Bonds    Maturity       Amounts       12/31/99
       62         7.25%      2/1/92    4/15/22    $  2,925,000    $   438,000
       63         7.60%      5/1/92    5/15/22       3,400,000        527,000
       64         7.40%      6/1/92    6/15/22       3,300,000        576,000
       65         7.00%      1/1/93    1/15/28       3,029,000      2,871,000
       66         7.00%      1/1/93    1/15/28       3,000,000      2,845,000
       68         6.25%      4/1/93    5/01/23       3,000,000      1,506,000
       69         6.00%      5/1/93    5/01/23       3,022,000        925,000
       70         6.00%      3/1/94   11/15/28       3,390,000      3,229,000
       71         7.00%      4/1/94    9/20/23       3,015,000      1,219,000
       73         7.00%      4/1/94    4/15/24       3,130,000      1,945,000
       74         7.10%      5/1/94    2/15/24       3,145,000      2,956,000
       75         7.10%      6/1/94    2/15/24       3,290,000      3,084,000
       79         6.75%      6/1/95    6/15/22       2,622,000      2,460,000
       81         7.00%      4/1/96    5/15/28       3,237,000      3,145,000
       82         7.25%      6/1/96    9/15/30       2,987,000      2,922,000
       83         7.00%      4/1/97    2/15/27       3,152,000      2,101,000
                                                    49,644,000     32,749,000
      American Mortgage Securities, Inc.
       Mortgage Certificate-Backed Bonds
        5         7.35%      3/1/92    3/01/22       3,000,000        726,000
                                                   $52,644,000    $33,475,000

      The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
      The Bonds can be redeemed each month without premium under the following circumstances:
            The Company must call the Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the redemption fund, as defined in the prospectus, for each series that reaches $100,000; whichever occurs first.
            The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
            Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
      The market values in the secondary bond market of the Bonds outstanding as of December 31, 1999 and 1998, approximated $32,933,000 and $42,172,000, respectively, based on current market rates offered on notes with similar terms and maturities.
(5)   Related Parties -
      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock, is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.
      B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss for each fiscal year.
      The Company sold approximately $39,578,000 of Mortgage Certificates to
      B. C. Ziegler and Company in February, 1998, and $5,017,000 of Mortgage Certificates to The Ziegler Companies, Inc. in October, 1998, both of which are related companies. The Mortgage Certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call Bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
      As of December 31, 1999 and 1998, the Company owed B. C. Ziegler and Company $5,203 and $447, respectively, for accrued management fees.
INDEX TO EXHIBITS

Exhibit
Number                    Description of Exhibit                     Page
3              Articles of Incorporation, as amended, and
               Bylaws of the Company, as amended, (incor-
               porated by reference to Exhibits 3(a) and 3(b)
               to Registration Statement on Form S-11,
               Commission file number 33-21324)                        *
4 (A)          Indenture dated January 1, 1986 between the
               Company and M&I First National Bank, as
               Trustee, relating to Mortgage Certificate-
               Backed Bonds (incorporated by reference to
               Exhibit 4(a) to Registration Statement on
               Form S-11, Commission file number 33-1726)              *
4 (Q)          Sixty-Second Supplemental Indenture dated as
               of February 1, 1992 (incorporated by
               reference to Exhibit (4.1) to Form 8-K
               filed February 26, 1992, Commission file
               number 33-28290)                                        *
4 (R)          Sixty-Third Supplemental Indenture dated as
               of May 1, 1992 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 2,
               1992, Commission file number 33-28290)                  *
4 (S)          Sixty-Fourth Supplemental Indenture dated as
               of June 1, 1992 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 18,
               1992, Commission file number 33-28290)                  *
4 (T)          Sixty-Fifth Supplemental Indenture dated as
               of January 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed February 1,
               1993, Commission file number 33-28290)                  *
4 (U)          Sixty-Sixth Supplemental Indenture dated as
               of January 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed February 1,
               1993, Commission file number 33-28290)                  *
4(V)           Sixty-Eighth Supplemental Indenture dated as
               of April 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 23,
               1993, Commission file number 33-28290)                  *
4(W)           Sixty-Ninth Supplemental Indenture dated as
               of May 1, 1993 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 27,
               1993, Commission file number 33-28290)                  *
4(X)           Seventieth Supplemental Indenture dated as
               of March 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 4,
               1994, Commission file number 33-28290)                  *
4(Y)           Seventy-First Supplemental Indenture dated as
               of April 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 2,
               1994, Commission file number 33-28290)                  *
Exhibit
Number                    Description of Exhibit                     Page
4(AA)          Seventy-Third Supplemental Indenture dated as
               of April 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 6,
               1994, Commission file number 33-28290)                  *
4(AB)          Seventy-Fourth Supplemental Indenture dated as
               of May 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 1,
               1994, Commission file number 33-28290)                  *
4(AC)          Seventy-Fifth Supplemental Indenture dated as
               of June 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed July 5,
               1994, Commission file number 33-28290)                  *
4(AD)          Seventy-Sixth Supplemental Indenture dated as
               of September 1, 1994 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed September 30,
               1994, Commission file number 33-28290)                  *
4(AF)          Seventy-Eighth Supplemental Indenture dated as
               of April 1, 1995 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 1,
               1995, Commission file number 33-28290)                  *
4(AG)          Seventy-Ninth Supplemental Indenture dated as
               of June 1, 1995 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 30,
               1995, Commission file number 33-28290)                  *
4(AI)          Eighty-First Supplemental Indenture dated as
               of April 1, 1996 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed April 21,
               1996, Commission file number 33-28290)                  *
4(AJ)          Eighty-Second Supplemental Indenture dated as
               of June 1, 1996 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed June 26,
               1996, Commission file number 33-28290)                  *
4(AK)          Eighty-Third Supplemental Indenture dated as
               of April 1, 1997 (incorporated by reference
               to Exhibit (4.1) to Form 8-K filed May 21,
               1997, Commission file number 33-28290)                  *
10             Underwriting Agreement dated as of May 17,
               1995 between the Company and B. C. Ziegler
               and Company (incorporation by reference to
               Exhibit 1 to Registration Statement on Form
               S-3, Commission file number 33-92454)                   *
23             Consent of Arthur Andersen LLP                         27
27             Financial Data Schedule                                28

*Incorporated by reference
                                                                  EXHIBIT 23
                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
    As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-92454 on Form S-3.
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 27, 2000
                                                                   EXHIBIT 27
                            FINANCIAL DATA SCHEDULE