Form 10-Q
period 2000-03-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 2000-05-15
CIK 784013

Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ______________________

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000
                                     OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                      Commission file number 33-28290


                    ZIEGLER MORTGAGE SECURITIES, INC. II
           (Exact name of registrant as specified in its charter)
              Wisconsin                           39-1539696
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
           (Address of principal executive offices)   (Zip Code)
    Registrant's telephone number, including area code: (262) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 2000 was 20,000 shares.

                                  PART I
                    ZIEGLER MORTGAGE SECURITIES, INC. II
                          CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                  March 31,    December 31,
                                                    2000          1999
ASSETS
  Cash                                          $    44,078   $    37,410
  Money market investments, at
   cost which approximates market                 1,026,932     1,012,367
      Total cash and cash
        equivalents                               1,071,010     1,049,777
  Assets held by trustee                          1,211,670     1,180,085
  Accrued interest receivable                       204,174       205,411
  Mortgage Certificates held by trustee
   (net of purchase discount of
   $856,269 and $870,404, respectively)          32,406,369    32,612,794
  Deferred issuance costs                           846,077       860,439
      Total assets                              $35,739,300   $35,908,506
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest payable                      $   924,039   $   890,303
  Mortgage Certificate-Backed bonds payable      33,240,000    33,475,000
  Payable to B. C. Ziegler and Company                9,261         5,203
  Other liabilities                                  46,000        18,000
      Total liabilities                          34,219,300    34,388,506
  Stockholders' equity
    Preferred stock, $.10 par
      value, non-voting, $9.00
      non-cumulative dividend,
      $100 redemption price;
        200,000 shares authorized
        15,000 shares issued and outstanding      1,500,000     1,500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and outstanding           20,000        20,000
    Retained earnings                                     -             -
      Total stockholders' equity                  1,520,000     1,520,000
      Total liabilities and
        stockholders' equity                    $35,739,300   $35,908,506

           The accompanying notes to condensed financial statements
               are an integral part of these balance sheets.
                    ZIEGLER MORTGAGE SECURITIES, INC. II
                      CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                                For the Three Months Ended
                                                  March 31,    March 31,
                                                   2000         1999
Revenues:
  Interest income                                 $635,281    $738,819
  Gain on sale of Mortgage Certificates              5,792      32,975
      Total revenues                               641,073     771,794
Expenses:
  Interest expense                                 573,811     672,396
  Amortization of deferred issuance costs           14,363      45,068
  Management fee                                    38,247      24,611
  General and administrative                        14,652      29,719
      Total expenses                               641,073     771,794
Income before income taxes                               -           -
Provision for income taxes                               -           -
      Net income                                  $      -    $      -

          The accompanying notes to condensed financial statements
                  are an integral part of these statements.
                     ZIEGLER MORTGAGE SECURITIES, INC. II
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the Three Months Ended
                                                     March 31,     March 31,
                                                       2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $        -   $         -
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Gain on sale of Mortgage Certificates             (5,792)      (32,975)
      Discount accretion on Mortgage
        Certificates                                    (8,344)       (9,718)
      Amortization of deferred issuance cost            14,363        45,068
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                       (31,585)    2,607,719
          Accrued interest receivable                    1,237         7,485
          Accrued income taxes                               -           (25)
        Increase (Decrease) in -
          Accrued interest payable                      33,736        26,854
          Other liabilities                             28,000             -
          Payable to B. C. Ziegler and Company           4,058        24,612
  Net cash provided by operating activities             35,673     2,669,020
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale/Redemption of Mortgage Certificates             220,560     1,313,804
  Net cash provided by investing activities            220,560     1,313,804
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of Mortgage
    Certificate-Backed bonds                          (235,000)   (3,956,000)
  Net cash used in financing activities               (235,000)   (3,956,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS               21,233        26,824
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,049,777     1,013,051
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $1,071,010    $1,039,875

Interest expense paid during the periods was $540,075 and $645,542 in 2000 and 1999, respectively. No taxes have been paid by the Company.
          The accompanying notes to condensed financial statements
                  are an integral part of these statements.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           March 31, 2000 and 1999
Note A -- Basis of Presentation
    The condensed financial statements included herein have been prepared by Ziegler Mortgage Securities, Inc. II (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
    Bonds outstanding at March 31, 2000 consist of the following:
[CAPTION]

                                                             Outstanding
                    Original                  Original        Principal
                    Date of     Stated        Principal        Amounts
Series    Rate       Bonds     Maturity        Amounts        at 3/31/00
  62      7.25%      2/1/92     4/15/22      $ 2,925,000      $   422,000
  63      7.60%      5/1/92     5/15/22        3,400,000          525,000
  64      7.40%      6/1/92     6/15/22        3,300,000          549,000
  65      7.00%      1/1/93     1/15/28        3,029,000        2,871,000
  66      7.00%      1/1/93     1/15/28        3,000,000        2,842,000
  68      6.25%      4/1/93     5/01/23        3,000,000        1,469,000
  69      6.00%      5/1/93     5/01/23        3,022,000          920,000
  70      6.00%      3/1/94    11/15/28        3,390,000        3,219,000
  71      7.00%      4/1/94     9/20/23        3,015,000        1,176,000
  73      7.00%      4/1/94     4/15/24        3,130,000        1,936,000
  74      7.10%      5/1/94     2/15/24        3,145,000        2,953,000
  75      7.10%      6/1/94     2/15/24        3,290,000        3,073,000
  79      6.75%      6/1/95     6/15/22        2,622,000        2,450,000
  81      7.00%      4/1/96     5/15/28        3,237,000        3,130,000
  82      7.25%      6/1/96     9/15/30        2,987,000        2,917,000
  83      7.00%      4/1/97     2/15/27        3,152,000        2,094,000
                                              49,644,000       32,546,000
American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds*
   5      7.35%      3/1/92     3/01/22        3,000,000          694,000
                                             $52,644,000      $33,240,000

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

     Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
Note C -- Mortgage Certificates
     Mortgage Certificates consist of GNMA and FNMA certificates. The market values of the Mortgage Certificates as of March 31, 2000 and December 31, 1999, were approximately par given the nature of the mortgage obligations underlying the securities and risk of prepayment.
Note D -- Related Party Transactions
     The Company sold approximately $39,578,000 of Mortgage certificates to B. C. Ziegler and Company in February, 1998, and $5,017,000 of Mortgage Certificates to The Ziegler Companies, Inc. in October, 1998, both of which are related companies. The Mortgage certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call Bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
     During the month of April 2000 the Company redeemed 10,000 shares of preferred stock from The Ziegler Companies, Inc. in the amount of $1,000,000.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
First Quarter 2000 vs. First Quarter 1999
     During the first quarter of 2000, and also during the first quarter of 1999, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the Company from issuing additional series. Total revenues for the quarters totaled approximately $641,000 in 2000 and $772,000 in 1999. Bond redemptions totaled $235,000 during the first quarter of 2000 and $3,956,000 during the same quarter of 1999.
     In accordance with a written agreement with B. C. Ziegler and Company, a related company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss. It is anticipated that on a continuing basis the Company will operate at close to a breakeven level.

Liquidity and Capital Resources
     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Condensed Statement of Cash Flows. For the quarter ended March 31, 2000, the Company operated at breakeven and there was a net increase in cash and cash equivalents totaling approximately $21,000. The primary net cash receipt totaled $221,000 from the sale or redemption of Mortgage Certificates during the quarter. The primary cash disbursement totaled $235,000 and arose from cash disbursed to redeem outstanding Bonds during the quarter.

Quantitative and Qualitative Disclosure About Market Risk
     Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from payments on the Mortgage Certificates are used to retire the principal of the Mortgage Certificate-Backed Bonds Payable.
     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage certificates and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. The fair values of the Mortgage Certificates at March 31, 2000 were approximately par given the nature of the mortgage obligations underlying the securities and the risk of prepayment.

                           Expected Maturity Dates
                                (In US dollars)
ASSETS                      1999-2003   Thereafter      Total     Fair Value
Mortgage Certificates (1)  $        -  $33,262,638  $33,262,638  $32,406,369
    Weighted average
      interest rate                                       7.20%
LIABILITIES
Mortgage Certificate-
  Backed Bonds
  Payable                           -   33,240,000   33,240,000   32,393,923
    Weighted average
      interest rate                                       6.89%
(1) Assumes no prepayments.

                                    PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.            Description
                         27                Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None

                                  SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  May 15, 2000            By /s/ Thomas S. Ross
                                   Thomas S. Ross
                                   President
Dated:  May 15, 2000            By /s/ Jeffrey C. Vredenbregt
                                   Jeffrey C. Vredenbregt
                                   Treasurer

                                 EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule
