Form 10-Q
period 2000-06-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 2000-08-14
CIK 784013

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          _______________________
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000
                                      OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to ___________
                        Commission file number 33-28290
                     ZIEGLER MORTGAGE SECURITIES, INC. II
            (Exact name of registrant as specified in its charter)
               Wisconsin                           39-1539696
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)        Identification No.)
              215 North Main Street, West Bend, Wisconsin 53095
             (Address of principal executive offices)   (Zip Code)
     Registrant's telephone number, including area code:  (262) 334-5521
                            ______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 2000 was 20,000 shares.
                                  PART I
                   ZIEGLER MORTGAGE SECURITIES, INC. II
                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                    June 30,     December 31,
                                                      2000            1999
ASSETS                                           $    55,355     $    37,410
  Cash
  Money market investments, at
    cost which approximates market                    31,426       1,012,367
        Total cash and cash equivalents               86,781       1,049,777
  Assets held by trustee                           1,269,040       1,180,085
  Accrued interest receivable                        202,348         205,411
  Mortgage Certificates held by
    trustee (net of purchase discount of
    $839,980 and $870,404, respectively           32,117,001      32,612,794
  Deferred issuance costs                            832,268         860,439
        Total assets                             $34,507,438     $35,908,506
                                                 ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest payable                       $   879,104     $   890,303
  Mortgage Certificate-Backed bonds payable       33,024,000      33,475,000
  Payable to B.C. Ziegler and Company                 40,334           5,203
  Other liabilities                                   44,000          18,000
        Total liabilities                         33,987,438      34,388,506
Stockholders' equity
  Preferred stock, $.10 par value,
    non-voting, $9.00 non-cumulative dividend,
    $100 redemption price;
      200,000 shares authorized
      5,000 and 15,000 shares issued and
      outstanding, respectively                      500,000      1,500,000
  Common stock, $1 par value;
    56,000 shares authorized
    20,000 shares issued and outstanding              20,000         20,000
  Retained earnings                                        0              0
        Total stockholders' equity                   520,000      1,520,000
        Total liabilities and
          stockholders' equity                   $34,507,438    $35,908,506
                                                 ===========    ===========

            The accompanying notes to condensed financial statements
                 are an integral part of these balance sheets.
                     ZIEGLER MORTGAGE SECURITIES, INC. II
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                   For the Three Months Ended
                                                     June 30,       June 30,
                                                       2000           1999
Revenues:
  Interest income                                    $623,425       $669,869
  Gain on sale/redemption of
    Mortgage Certificates                               8,012         91,309
      Total revenues                                  631,437        761,178
Expenses:
  Interest expense                                    570,098        622,739
  Amortization of deferred issuance costs              13,808        101,808
  Management fee                                       31,073         14,376
  General and administrative                           16,458         22,255
      Total expenses                                  631,437        761,178
Income before income taxes                                  0              0
Provision for income taxes                                  0              0
      Net income                                     $      0       $      0
                                                     ========       ========

           The accompanying notes to condensed financial statements
                  are an integral part of these statements.
                    ZIEGLER MORTGAGE SECURITIES, INC. II
                       CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                     For the Six Months Ended
                                                      June 30,      June 30,
                                                       2000           1999
Revenues:
  Interest income                                   $1,258,706    $1,408,688
  Gain on sale/redemption of
    Mortgage Certificates                               13,804       124,285
      Total revenues                                 1,272,510     1,532,973
Expenses:
  Interest expense                                   1,143,909     1,295,136
  Amortization of deferred issuance costs               28,171       146,876
  Management fee                                        69,320        38,987
  General and administrative                            31,110        51,974
      Total expenses                                 1,272,510     1,532,973
Income before income taxes                                   0             0
Provision for income taxes                                   0             0
      Net income                                    $        0    $        0
                                                    ==========    ==========

           The accompanying notes to condensed financial statements
                  are an integral part of these statements.
                    ZIEGLER MORTGAGE SECURITIES, INC. II
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    For the Six Months Ended
                                                      June 30,     June 30,
                                                       2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $        0    $       0
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale/redemption of Mortgage
        Certificates                                  (13,804)    (124,285)
      Discount accretion on Mortgage
        Certificates                                  (16,620)     (18,501)
      Amortization of deferred issuance costs          28,171      146,876
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                      (88,955)   2,846,388
          Accrued interest receivable                   3,063       30,003
          Accrued income taxes                              0          (25)
        Increase (Decrease) in -
          Accrued interest payable                    (11,199)    (155,801)
          Other liabilities                            26,000            0
          Payable to B.C. Ziegler and Company          35,131       38,987
      Net cash provided by (used in) operating
        activities                                    (38,213)   2,763,642
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale and redemption of Mortgage Certificates        526,217    4,957,723
      Net cash provided by investing activities       526,217    4,957,723
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of Mortgage
    Certificate-Backed bonds                         (451,000)  (7,646,000)
  Redemption of Preferred Stock                    (1,000,000)           0
      Net cash used in financing activities        (1,451,000)  (7,646,000)
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (962,996)      75,365
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         1,049,777    1,013,051
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   86,781   $1,088,416
                                                   ==========   ==========

Interest expense paid during the periods was approximately $1,155,000 and $1,451,000 in 2000 and 1999, respectively. No taxes have been paid by the Company.
           The accompanying notes to condensed financial statements are an integral part of these statements.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                          June 30, 2000 and 1999
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
     Bonds outstanding at June 30, 2000 consist of the following:

                                                               Outstanding
                    Original                      Original      Principal
                    Date of       Stated          Principal      Amounts
Series    Rate       Bonds       Maturity          Amounts      at 6/30/00
62        7.25%     02/01/92     04/15/22       $ 2,925,000    $   399,000
63        7.60%     05/01/92     05/15/22         3,400,000        522,000
64        7.40%     06/01/92     06/15/22         3,300,000        541,000
65        7.00%     01/01/93     01/15/28         3,029,000      2,855,000
66        7.00%     01/01/93     01/15/28         3,000,000      2,833,000
68        6.25%     04/01/93     05/01/23         3,000,000      1,448,000
69        6.00%     05/01/93     05/01/23         3,022,000        916,000
70        6.00%     03/01/94     11/15/28         3,390,000      3,209,000
71        7.00%     04/01/94     09/20/23         3,015,000      1,121,000
73        7.00%     04/01/94     04/15/24         3,130,000      1,934,000
74        7.10%     05/01/94     02/15/24         3,145,000      2,942,000
75        7.10%     06/01/94     02/15/24         3,290,000      3,065,000
79        6.75%     06/01/95     06/15/22         2,622,000      2,436,000
81        7.00%     04/01/96     05/15/28         3,237,000      3,125,000
82        7.25%     06/01/96     09/15/30         2,987,000      2,907,000
83        7.00%     04/01/97     02/15/27         3,152,000      2,088,000
                                                 49,644,000     32,341,000
American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds*
 5        7.35%     03/01/92     03/01/22         3,000,000        683,000
                                                $52,644,000    $33,024,000
                                                ===========    ===========

*Assumed by the Company as a result of the merger of American Mortgage Securities, Inc. into the Company as of December 30, 1994.
     The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
     The Bonds can be redeemed each month without premium under the following circumstances:
     The Company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches
     $100,000; whichever first occurs.
     The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
     Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
Note C -- GNMA Certificates
     Mortgage Certificates consist of GNMA and FNMA certificates. The market values of the GNMA Certificates as of June 30, 2000 and December 31, 1999, were approximately par given the nature of the mortgage obligations underlying the securities and risk of prepayment.
Note D -- Related Party Transaction
     The Company sold approximately $39,578,000 of Mortgage Certificates to B.C. Ziegler and Company in February, 1998, and $5,017,000 of Mortgage Certificates to The Ziegler Companies, Inc. in October, 1998, both of which are related companies. The Mortgage Certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call Bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
     During the month of April, 2000, the Company redeemed 10,000 shares of preferred stock from The Ziegler Companies, Inc. in the amount of $1,000,000.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
Second Quarter 2000 vs. Second Quarter 1999
     During the second quarter of 2000, and also during the second quarter of 1999, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the Company from issuing additional series. Total revenues for the quarters totaled approximately $631,000 in 2000 and $761,000 in 1999. Bond redemptions totaled $216,000 during the second quarter of 2000 and $3,690,000 during the same quarter of 1999.
     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss. It is anticipated that on a continuing basis the Company will operate at close to a breakeven level.
First Six Months 2000 vs. First Six Months 1999
     During the first six months of 2000, and also during the first six months of 1999, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Total revenues, consisting mostly of interest income, for the periods totaled approximately $1,273,000 in 2000 and $1,533,000 in 1999. Bond redemptions totaled $451,000 during the first six months of 2000. They were $7,646,000 during the same period of 1999. Liquidity and Capital Resources
     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. As reflected in the Condensed Statement of Cash Flows for the period ended June 30, 2000, there was a net decrease in cash and cash equivalents totaling approximately $963,000. The primary net cash receipt totaled approximately $526,000 from the redemption of Mortgage
Certificates during the period. The primary cash disbursement totaled $1,451,000 and arose from cash disbursed to redeem outstanding Bonds from previous series and the redemption of preferred stock during the period. Quantitative and Qualitative Disclosure About Market Risk
     Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from payments on the Mortgage Certificates are used to retire the principal of the Mortgage Certificate-Backed Bonds Payable.
     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage certificates and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. The fair values of the Mortgage Certificates at June 30, 2000 were approximately book value given the nature of the mortgage obligations underlying the securities and the risk of prepayment.

                          Expected Maturity Dates
                                (In US dollars)
                          1999-2003   Thereafter      Total      Fair Value
ASSETS
Mortgage Certificates (1)  $    0     32,956,981    32,956,981   32,117,001
  Weighted average
    interest rate                                      7.20%
LIABILITIES
Mortgage Certificate-
  Backed Bonds Payable     $    0     33,024,000    33,024,000   32,191,732
    Weighted average
      interest rate                                    6.89%
(1) Assumes no prepayments.

                                   PART II
Items 1 through 5.
     None of the Items are applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:  None
                                 SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
Dated:  August 9, 2000          By   /s/ Thomas S. Ross
                                     Thomas S. Ross,
                                     President
Dated:  August 9, 2000          By   /s/ Jeffrey C. Vredenbregt
                                     Jeffrey C. Vredenbregt,
                                     Treasurer
EXHIBIT INDEX
Exhibit
Number                    Description
  27                      Financial Data Schedule