Form 10-Q
period 2000-09-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 2000-11-14
CIK 784013

Form 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                ____________________
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                         OR
         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from              to
                            Commission file number 33-28290
                     ZIEGLER MORTGAGE SECURITIES, INC. II
              (Exact name of registrant as specified in its charter)
                       Wisconsin                         39-1539696
           (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification No.)
                  215 North Main Street, West Bend, Wisconsin 53095
                 (Address of principal executive offices)  (Zip Code)
        Registrant's telephone number, including area code:  (262) 334-5521
                                    _______________
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  ( X )      No  (   )
  The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 2000 was 20,000 shares.
                                    PART I
                     ZIEGLER MORTGAGE SECURITIES, INC. II
                          CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                  September 30,  December 31,
                                                     2000          1999
ASSETS
  Cash                                          $    20,604     $    37,410
  Money market investments, at cost,
   which approximates market                         31,950       1,012,367
      Total cash and cash equivalents                52,554       1,049,777
  Assets held by trustee                          1,213,810       1,180,085
  Accrued interest receivable                       200,639         205,411
  Mortgage Certificates held by trustee
   (net of purchase discount of $825,304
   and $870,404, respectively)                   31,838,788      32,612,794
  Deferred issuance costs                           815,438         860,439
      Total assets                              $34,121,229     $35,908,506
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued interest payable                          906,927         890,303
  Mortgage Certificate-Backed
   bonds payable                                 32,644,000      33,475,000
  Payable to B. C. Ziegler and
   Company                                            6,302           5,203
  Other liabilities                                  44,000          18,000
      Total liabilities                          33,601,229      34,388,506
  Stockholders' equity
    Preferred stock, $.10 par value,
     non-voting, $9.00 non-cumulative
     dividend, $100 redemption price;
       200,000 shares authorized
       5,000 and 15,000 shares issued and
       outstanding, respectively                    500,000       1,500,000
    Common stock, $1 par value;
     56,000 shares authorized
     20,000 shares issued and
      outstanding                                    20,000          20,000
    Retained earnings                                     -               -
      Total stockholders' equity                    520,000       1,520,000
      Total liabilities and
        stockholders' equity                    $34,121,229     $35,908,506

           The accompanying notes to condensed financial statements
                 are an integral part of these balance sheets.
                      ZIEGLER MORTGAGE SECURITIES, INC. II
                         CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                               For the Three Months Ended
                                              September 30,  September 30,
                                                  2000           1999
  Revenues:
    Interest income                            $613,550        $649,489
    Gain on sale/redemption of
     Mortgage Certificates                        6,481          15,206
        Total revenues                          620,031         664,695
  Expenses:
    Interest expense                            564,596         592,968
    Amortization of deferred issuance costs      16,830          24,071
    Management fees                              24,298          37,285
    General and administrative                   14,307          10,371
        Total expenses                          620,031         664,695
  Income before income taxes                          -               -
  Provision for income taxes                          -               -
        Net income                             $      -        $      -

          The accompanying notes to condensed financial statements
                 are an integral part of these statements.
                    ZIEGLER MORTGAGE SECURITIES, INC. II
                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                               For the Nine Months Ended
                                              September 30,  September 30,
                                                   2000          1999
  Revenues:
    Interest income                            $1,872,256    $2,058,178
    Gain on sale/redemption of
     Mortgage Certificates                         20,285       139,491
        Total revenues                          1,892,541     2,197,669
  Expenses:
    Interest expense                            1,708,505     1,888,104
    Amortization of deferred issuance costs        45,001       170,948
    Management fees                                93,619        76,272
    General and administrative                     45,416        62,345
        Total expenses                          1,892,541     2,197,669
  Income before income taxes                            -             -
  Provision for income taxes                            -             -
        Net income                             $        -    $        -

         The accompanying notes to condensed financial statements
                  are an integral part of these statements.
                     ZIEGLER MORTGAGE SECURITIES, INC. II
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                For the Nine Months Ended
                                                  Sept. 30,    Sept. 30,
                                                    2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $        -    $         -
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Gain on sale/redemption of
     Mortgage Certificates                         (20,285)      (139,491)
    Discount accretion on Mortgage
     Certificates                                  (24,815)       (27,107)
    Amortization of deferred issuance costs         45,001        170,947
    Change in assets and liabilities:
     Decrease (Increase) in -
      Assets held by trustee                       (33,725)     2,881,502
      Accrued interest receivable                    4,772         33,612
     Increase (Decrease) in -
      Accrued interest payable                      16,624       (117,079)
      Payable to B. C. Ziegler and Company           1,099         36,813
      Other liabilities                             26,000              -
   Net cash provided by operating activities        14,671      2,839,197
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale and redemption of Mortgage
   Certificates                                    819,106      5,563,834
    Net cash provided by investing activities      819,106      5,563,834
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on Mortgage
   Certificate-Backed Bonds                       (831,000)    (8,338,000)
  Redemption of Preferred Stock                 (1,000,000)             -
   Net cash used in financing activities        (1,831,000)    (8,338,000)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                  (997,223)        65,031
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                              1,049,777      1,013,051
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   52,554     $1,078,082

Interest expense paid during the periods was approximately $1,692,000 and $2,005,000 in 2000 and 1999, respectively. No taxes have been paid by the Company.
          The accompanying notes to condensed financial statements
                are an integral part of these statements.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
Note A -- Basis of Presentation
    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage Certificate-Backed Bonds
    Bonds outstanding at September 30, 2000 consist of the following:

                                                                    Outstanding
                        Original                    Original          Principal
                        Date of       Stated        Principal         Amounts
  Series      Rate       Bonds       Maturity        Amounts         at 9/30/00
    62        7.25%      2/1/92      4/15/22       $ 2,925,000      $   384,000
    63        7.60%      5/1/92      5/15/22         3,400,000          521,000
    64        7.40%      6/1/92      6/15/22         3,300,000          530,000
    65        7.00%      1/1/93      1/15/28         3,029,000        2,848,000
    66        7.00%      1/1/93      1/15/28         3,000,000        2,823,000
    68        6.25%      4/1/93      5/01/23         3,000,000        1,386,000
    69        6.00%      5/1/93      5/01/23         3,022,000          811,000
    70        6.00%      3/1/94     11/15/28         3,390,000        3,199,000
    71        7.00%      4/1/94      9/20/23         3,015,000        1,087,000
    73        7.00%      4/1/94      4/15/24         3,130,000        1,924,000
    74        7.10%      5/1/94      2/15/24         3,145,000        2,933,000
    75        7.10%      6/1/94      2/15/24         3,290,000        3,052,000
    79        6.75%      6/1/95      6/15/22         2,622,000        2,428,000
    81        7.00%      4/1/96      5/15/28         3,237,000        3,117,000
    82        7.25%      6/1/96      9/15/30         2,987,000        2,902,000
    83        7.00%      4/1/97      2/15/27         3,152,000        2,037,000
                                                    49,644,000       31,982,000
  American Mortgage Securities, Inc.
   Mortgage Certificate-Backed Bonds*
     5        7.35%     3/01/92      3/01/22         3,000,000          662,000
                                                   $52,644,000      $32,644,000

  *Assumed by the Company as a result of the merger of American Mortgage Securities, Inc. into the Company as of December 30, 1994.
       The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds. The actual maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
       The Bonds can be redeemed each month without premium under the following circumstances:
       The Company must call Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the Redemption Fund for each series reaches $100,000; whichever first occurs.
       The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 Bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
       Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
  Note C -- GNMA Certificates
       Mortgage certificates consist of GNMA and FNMA certificates. The market values of the GNMA Certificates as of September 30, 2000 and December 31, 1999, were approximately par given the nature of the mortgage obligations underlying the securities and risk of prepayment.
  Note D -- Related Party Transaction
       The company sold approximately $39,578,000 of Mortgage Certificates to B.C. Ziegler and Company in February, 1998, and $5,017,000 of Mortgage Certificates to The Ziegler Companies, Inc. in October 1998, both of which are related companies. The Mortgage Certificates were sold at par which approximated market value. The proceeds from the Mortgage Certificates were used to call Bonds which were outstanding. Because of the high correlation between the purchase discount on the Mortgage Certificates and the deferred issuance costs, the sale of the Mortgage Certificates and subsequent replacement of the Bonds at par value did not result in any significant impact to net income.
       During the month of April, 2000, the Company redeemed 10,000 shares of preferred stock from The Ziegler Companies, Inc. in the amount of $1,000,000.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
  Third Quarter 2000 vs. Third Quarter 1999
       During the third quarter of 2000, and also during the third quarter of 1999, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the Company from issuing additional series. Total revenues for the quarters totaled approximately $620,000 in 2000 and $665,000 in 1999. Bond redemptions totaled $380,000 during the third quarter of 2000 and $692,000 during the same quarter of 1999.
       In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss. It is anticipated that on a continuing basis the Company will operate at close to a breakeven level.
  First Nine Months 2000 vs. First Nine Months 1999
       During the first nine months of 2000, and also during the first nine months of 1999, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Total revenues, consisting mostly of interest income, for the periods totaled approximately $1,893,000 in 2000 and $2,198,000 in 1999. Bond redemptions totaled $831,000 during the first nine months of 2000. They were $8,338,000 during the same period of 1999. Liquidity and Capital Resources
       The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.
       Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. As reflected in the Condensed Statement of Cash Flows for the period ended September 30, 2000, there was a net decrease in cash and cash equivalents totaling approximately $997,000. The primary net cash receipt totaled approximately $819,000 from the redemption of Mortgage
  Certificates during the period. The primary cash disbursement totaled $1,831,000 and arose from cash disbursed to redeem outstanding Bonds from previous series and the redemption of preferred stock during the period.
               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from payments on the Mortgage Certificates are used to retire the principal of the Mortgage Certificate-Backed Bonds Payable.
       The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage certificates and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. The fair values of the Mortgage Certificates at September 30, 2000 were approximately book value given the nature of the mortgage obligations underlying the securities and the risk of prepayment.

                               Expected Maturity Dates
                                   (In US dollars)
  ASSETS                     1999-2003   Thereafter     Total     Fair Value
  Mortgage Certifi-
    cates (1)                $      -   $32,664,092  $32,664,092  $31,838,788
      Weighted average
        interest rate                                      7.21%
  LIABILITIES
  Mortgage Certificate-
    Backed Bonds
    Payable                  $      -   $32,644,000  $32,644,000  $31,828,562
      Weighted average
        interest rate                                      6.89%
    (1) Assumes no prepayments.

                                     PART II
  Items 1 through 5.
    None of the Items are applicable.
  Item 6.    Exhibits and Reports on Form 8-K
        (a)  Exhibits:
                  Exhibit No.         Description
                      27              Financial Data Schedule
        (b)  Reports on Form 8-K:
                  None
                                   SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                ZIEGLER MORTGAGE SECURITIES, INC. II
  Dated:  November 14, 2000     By  /s/ Thomas S. Ross
                                    Thomas S. Ross
                                    President
  Dated:  November 14, 2000     By  /s/ Gary P. Engle
                                    Gary P. Engle
                                    Secretary and Treasurer
                                 EXHIBIT INDEX
  Exhibit
  Number                           Description
    27                             Financial Data Schedule