Form 10-K405
period 2000-12-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 2001-03-30
CIK 784013

Form 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ________________________


[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

Number of shares outstanding of registrant's classes of common stock, as of January 31, 2001:

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

      As of December 31, 2000, the Company has issued eighty-three series of bonds totaling $343,329,000 and acquired one series of bonds totaling approximately $1,961,000 in a 1994 merger, of which $32,348,000 still are outstanding.

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

Item 6  -   Selected Financial Data

                                          2000          1999           1998
Total Revenues                         $ 2,512,018   $ 2,855,633   $ 5,340,233
Net Income                             $         -   $         -   $         -
Earnings Per Share of Common Stock     $         -   $         -   $         -
Cash Dividends Per Share Declared      $         -   $         -   $         -
Total Assets                           $33,781,694   $35,908,506   $45,195,864
Long-term Obligations                  $32,348,000   $33,475,000   $42,584,000
Stockholders' Equity at Year End       $   520,000   $ 1,520,000   $ 1,520,000

Item 7  -   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations - Comparison of Years 2000, 1999 and 1998

      During 2000, 1999, and 1998 the Company did not issue any additional series of Mortgage Certificate-Backed Bonds (the "Bonds"). Unfavorable spreads between the interest yields on the Mortgage Certificates and the Bonds have kept the Company from issuing additional series since 1997. Total revenues, consisting mostly of interest income, for 2000, 1999 and 1998 totaled $2,512,000, $2,856,000 and $5,340,000, respectively.
Revenues decreased in 2000 and 1999 primarily due to the sale of Mortgage Certificates as explained in Note 5 of the Notes to Financial Statements. Paydowns on the Mortgage Certificates contributed to the decreases in each of the years.

      Total Bonds redeemed in 2000, 1999 and 1998 were $1,127,000, $9,109,000 and $52,356,000, respectively. These redemptions occurred as the result of Mortgage Certificate sales and liquidations totaling $1,186,000, $6,165,000 and $51,489,000 in 2000, 1999 and 1998,
respectively. These Mortgage Certificate sales and liquidations and subsequent Bond redemptions result in gains on sale of mortgage certificates and offsetting increases in amortization of Bond issuance costs in the Statements of Operations.

      In accordance with the management agreement, management fees of the Company are limited to the amount which prevents the Company from incurring a loss. It is anticipated that the Company will continue to operate at close to a breakeven level in future years.

Liquidity and Capital Resources

      The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

      Each series of Bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the Bonds and all other expenses of the Company. This structure assumes that the prepayment of Mortgage Certificate principal is used to prepay Bond principal, which is required by the trust agreements in place.

      For 2000, there was a net decrease in cash and cash equivalents totaling approximately $1,003,000. The primary net cash receipt from investing activities totaled $1,186,000 which resulted from the sale and redemption of Mortgage Certificates during the period. The primary net disbursements from financing activities totaled $2,127,000 and arose from cash disbursed to redeem outstanding Bonds from previous series during the period of $1,127,000 and the redemption of 10,000 shares of preferred stock from The Ziegler Companies, Inc. in the amount of $1,000,000.

      The Company has 15,000 shares of $9.00 non-cumulative, non-voting preferred stock of which only 5,000 are currently outstanding. No dividends were declared or paid in 2000, 1999 or 1998. The Company may redeem any or all of the preferred stock at any time, at a redemption price of $100 per share. In April 2000, the Company redeemed 10,000 shares of preferred stock from The Ziegler Companies, Inc. in the amount of $1,000,000.

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

                                   Expected Maturity Dates
                                       (In US dollars)

ASSETS                      2001-2005   Thereafter      Total      Fair Value
Mortgage Certificates (1)   $      -   $32,297,281   $32,297,281   $31,489,000
  Weighted average
   interest rate                                            7.21%

LIABILITIES

Mortgage Certificate-
  Backed Bonds Payable             -    32,348,000    32,348,000    30,566,000
    Weighted average
      interest rate                                         6.90%

(1) Assumes no prepayments of Mortgage Certificates.

Item 8  -   Financial Statements and Supplementary Data

      The financial statements of the Company, together with the related Notes to Financial Statements and Report of Independent Public Accountants, are contained in Item 14, included herein.

Item 9  -   Disagreements with Accountants on Accounting and Financial
            Disclosure

      There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal year 2000.

                                   PART III

Item 10 -   Directors and Executive Officers of the Company

                                                                 Position
                                                                  Held
                                        Position Held             Since

      Thomas S. Ross              President and Director  (1)      6/97
      James G. Pouros             Director                (2)     12/92
      Jeffrey C. Vredenbregt      Treasurer               (3)      3/00

__________________

      (1) Mr. Ross, age 47, since 1987, Vice President of B. C. Ziegler and Company.
      (2) Mr. Pouros, age 56, has also been since 1979, a member of the law firm of O'Meara Law Firm, LLP.
      (3) Mr. Vredenbregt, age 47, has also been, since 1993, Vice President of B. C. Ziegler and Company, and has been Controller since 1987, Treasurer since 1996 and CFO since 1999 of B. C. Ziegler and Company.

Item 11 -   Executive Compensation

      Since B. C. Ziegler and Company provides management and administrative services to the Company pursuant to a management agreement with the Company, the Company has no salaried employees. Directors, including those who are employees of B. C. Ziegler and Company receive annual compensation of $5,000 each.

Item 12 -   Security Ownership of Certain Beneficial Owners and Management

      The Ziegler Companies, Inc., 215 North Main Street, West Bend, Wisconsin 53095, and Mr. James G. Pouros, 530 N. Silverbrook, #217, West Bend, Wisconsin 53095, each own 10,000 shares of common stock of the Company, 50% of the 20,000 outstanding shares of common stock of the Company, and each of these owners has sole voting and dispositive powers. The Ziegler Companies, Inc. owns 5,000 shares of preferred stock of the Company, 100% of the 5,000 outstanding shares of preferred stock of the Company. The preferred stock is non-voting.

Item 13 -   Certain Relationships and Related Transactions

      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc., has a management agreement with the Company. The management agreement provides that the manager is entitled to receive a semiannual management fee not to exceed .375% of the aggregate outstanding principal amount of Bonds issued by the Company on the last day of the month preceding such semiannual payment date. The management fee is payable on each semiannual payment date. As soon as possible after the end of each fiscal year of the Company, the Company is required to advise the manager of its preliminary calculation of its net income or loss for such fiscal year. In the event such preliminary calculation indicates a loss, the amount of the management fee for any such fiscal year shall be retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss (as determined by application of generally accepted accounting principles) for such fiscal year. Any such reduction in the management fee shall be applied to reduce any balance due, and, to the extent it exceeds any balance due, shall be promptly refunded to the Company. The manager earned management fees of approximately $126,000 in 2000, $108,000 in 1999 and $118,000 in 1998.

      B. C. Ziegler and Company also acts as underwriter for the bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company receives a fee for its services equal to a percentage of the bonds offered by the Company.

      As of December 31, 2000 and 1999, the Company was indebted to B. C. Ziegler and Company in the amount of approximately $9,600 and $5,200, respectively, for accrued management fees.

                                    PART IV

Item 14 -   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   Documents List

            (1)    Financial Statements

                   Report of Independent Public Accountants.

                   Balance Sheets as of December 31, 2000 and 1999.

                   Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

                   Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

                   Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

                   Notes to Financial Statements, dated as of December 31, 2000 and 1999.

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

                   None

      (c)   Exhibits Required by Item 601 of Regulation S-K

                   Included in Item (a)(3) above.

      (d)   Financial Statement Schedules Required by Regulation S-X

                   None

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2001.

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

     Signature                          Title                    Date


/s/ Thomas S. Ross             President and Director        March 28, 2001
Thomas S. Ross                 (Chief Executive Officer)


/s/James G. Pouros             Director                      March 28, 2001
James G. Pouros


/s/ Jeffrey C. Vredenbregt     Treasurer                     March 28, 2001
Jeffrey C. Vredenbregt

INDEX TO FINANCIAL STATEMENTS

The following financial statements are referenced in Items 8 and 14:
                                                                   Page

      Report of Independent Public Accountants                       13

      Balance Sheets as of December 31, 2000 and 1999                14

      Statements of Operations For the Years Ended
       December 31, 2000, 1999 and 1998                              15

      Statements of Changes in Stockholders' Equity For the
       Years Ended December 31, 2000, 1999 and 1998                  16

      Statements of Cash Flows For the Years Ended
       December 31, 2000, 1999, and 1998                             17

      Notes to Financial Statements, dated as of
       December 31, 2000 and 1999                                    18

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Ziegler Mortgage Securities, Inc. II:

      We have audited the accompanying balance sheets of ZIEGLER MORTGAGE SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler Mortgage Securities, Inc. II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
February 8, 2001.

                         ZIEGLER MORTGAGE SECURITIES, INC. II

                                    BALANCE SHEETS

                           AS OF DECEMBER 31, 2000 AND 1999

                                                        2000           1999
ASSETS
Cash                                                 $    14,527    $    37,410
Money market investments, at cost,
 which approximates market                                32,469      1,012,367

    Total cash and cash equivalents                       46,996      1,049,777

Cash and investments held by trustee, at cost,
 which approximates market                             1,246,185      1,180,085
Accrued interest receivable                              199,201        205,411
Mortgage Certificates, held by trustee (net of
 purchase discount of $807,898 and $870,404,
 respectively), at amortized cost                     31,489,383     32,612,794
Deferred issuance costs                                  799,929        860,439

    Total assets                                     $33,781,694    $35,908,506

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest payable                             $   865,098    $   890,303
Mortgage Certificate-Backed Bonds payable             32,348,000     33,475,000
Payable to B. C. Ziegler and Company                       9,596          5,203
Other liabilities                                         39,000         18,000

    Total liabilities                                 33,261,694     34,388,506

Stockholders' Equity:
 Preferred Stock, $.10 par value, non-voting,
  $9.00 non-cumulative dividend,
  $100 redemption price;
  200,000 shares authorized, 5,000 and 15,000
  shares issued and outstanding, respectively            500,000      1,500,000
 Common stock, $1 par value,
  56,000 shares authorized,
  20,000 shares issued and outstanding                    20,000         20,000
 Retained earnings                                             -              -

    Total stockholders' equity                           520,000      1,520,000

    Total liabilities and stockholders' equity       $33,781,694    $35,908,506

                  The accompanying notes to financial statements are
                       an integral part of these balance sheets.

                            ZIEGLER MORTGAGE SECURITIES, INC. II

                                  STATEMENTS OF OPERATIONS

                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                               2000        1999        1998
Revenues:
 Interest income                            $2,482,441  $2,699,935  $3,991,905
 Gain on sale of Mortgage Certificates          29,577     155,698   1,348,328

    Total revenues                           2,512,018   2,855,633   5,340,233

Expenses:
 Interest expense                            2,267,963   2,469,747   3,696,015
 Amortization of deferred issuance costs        60,510     199,961   1,360,660
 Management fee                                125,972     107,930     118,223
 General and administrative                     57,573      77,995     165,335

    Total expenses                           2,512,018   2,855,633   5,340,233

Income before income taxes                           -           -           -

Provision for income taxes                           -           -           -

    Net income                              $        -  $        -  $        -

                     The accompanying notes to financial statements are
                            an integral part of these statements.

                            ZIEGLER MORTGAGE SECURITIES, INC. II

                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                               Common Stock       Preferred Stock                  Total
                               Number             Number                           Stock-
                                of                 of                 Retained     holders'
                              Shares  Amount     Shares    Amount     Earnings     Equity
Balance at
 December 31, 1997            20,000  $20,000    15,000  $1,500,000   $      -   $1,520,000

  Net income                       -        -         -           -          -            -

Balance at
 December 31, 1998            20,000  $20,000    15,000  $1,500,000   $      -   $1,520,000

  Net income                       -        -         -           -          -            -

Balance at
 December 31, 1999            20,000  $20,000    15,000  $1,500,000   $      -   $1,520,000

Redemption of preferred stock      -        -   (10,000) (1,000,000)         -   (1,000,000)
Net income                         -        -         -           -          -            -

Balance at
 December 31, 2000            20,000  $20,000     5,000  $  500,000   $      -   $  520,000


                  The accompanying notes to financial statements are
                         an integral part of these statements.

                            ZIEGLER MORTGAGE SECURITIES, INC. II

                                  STATEMENTS OF CASH FLOWS

                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                    2000          1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $        -    $        -   $         -
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Gain on sale of Mortgage Certificates            (29,577)     (155,698)   (1,348,328)
   Discount accretion on
    Mortgage Certificates                           (32,929)      (35,538)      (51,925)
   Amortization of deferred issuance costs           60,510       199,961     1,360,660
   Change in assets and liabilities:
     Decrease (Increase) in -
      Funds held by trustee                         (66,100)    3,112,074     2,636,360
      Accrued interest receivable                     6,210        37,870       393,576
     Increase (Decrease) in -
      Payable to B. C. Ziegler and Company            4,393         4,756       (19,576)
      Accrued interest payable                      (25,205)     (183,114)   (1,718,465)
      Other liabilities                              21,000             -             -

 Net cash provided by (used in)
  operating activities                              (61,698)    2,980,311     1,252,302

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale and redemption of Mortgage
  Certificates                                    1,185,917     6,165,415    51,488,964

 Net cash provided by investing
   activities                                     1,185,917     6,165,415    51,488,964

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on
  Mortgage Certificate-Backed Bonds              (1,127,000)   (9,109,000)  (52,356,000)
 Redemption of Preferred Stock                   (1,000,000)            -             -

Net cash used in financing activities            (2,127,000)   (9,109,000)  (52,356,000)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                      (1,002,781)       36,726       385,266

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                 1,049,777     1,013,051       627,785

CASH AND CASH EQUIVALENTS AT END OF YEAR         $   46,996    $1,049,777   $ 1,013,051


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the year                   $2,293,000   $ 2,653,000   $ 5,414,000

                     The accompanying notes to financial statements are
                            an integral part of these statements.

                           ZIEGLER MORTGAGE SECURITIES, INC. II

                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999

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

(3)   Mortgage Certificates -

      The Mortgage Certificates consist of GNMA Certificates (comprising 89% of the portfolio as of December 31, 2000) guaranteed by the Government National Mortgage Association ("GNMA") and Guaranteed Mortgage Pass-Through Certificates (comprising 11% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government. FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.


      Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.

      The carrying value of the Mortgage Certificates at December 31, 2000 and 1999, which includes the purchase discount, approximated fair value. This estimate is based on management's consideration of the nature of the mortgage obligations underlying the securities and the risk of prepayment.

(4)   Mortgage Certificate-Backed Bonds Payable -

      Bonds outstanding at December 31, 2000, consist of the following:

                                                                  Outstanding
                                                                   Principal
                                                     Original       Amounts
                            Date of    Stated       Principal         at
     Series       Rate       Bonds    Maturity       Amounts       12/31/00
       62         7.25%      2/1/92    4/15/22    $  2,925,000    $   375,000
       63         7.60%      5/1/92    5/15/22       3,400,000        515,000
       64         7.40%      6/1/92    6/15/22       3,300,000        516,000
       65         7.00%      1/1/93    1/15/28       3,029,000      2,839,000
       66         7.00%      1/1/93    1/15/28       3,000,000      2,813,000
       68         6.25%      4/1/93    5/01/23       3,000,000      1,357,000
       69         6.00%      5/1/93    5/01/23       3,022,000        808,000
       70         6.00%      3/1/94   11/15/28       3,390,000      3,184,000
       71         7.00%      4/1/94    9/20/23       3,015,000      1,050,000
       73         7.00%      4/1/94    4/15/24       3,130,000      1,908,000
       74         7.10%      5/1/94    2/15/24       3,145,000      2,913,000
       75         7.10%      6/1/94    2/15/24       3,290,000      3,042,000
       79         6.75%      6/1/95    6/15/22       2,622,000      2,413,000
       81         7.00%      4/1/96    5/15/28       3,237,000      3,108,000
       82         7.25%      6/1/96    9/15/30       2,987,000      2,897,000
       83         7.00%      4/1/97    2/15/27       3,152,000      1,986,000
                                                    49,644,000     31,724,000
      American Mortgage Securities, Inc.
       Mortgage Certificate-Backed Bonds
        5         7.35%      3/1/92    3/01/22       3,000,000        624,000
                                                   $52,644,000    $32,348,000

      The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates which result in Bond calls.

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

            The Bonds of any series may be redeemed in whole by the Company at any time when the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.

            Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.

      The fair values in the secondary bond market of the Bonds outstanding as of December 31, 2000 and 1999, approximated $30,566,000 and $32,933,000, respectively, based on current market rates offered on notes with similar terms and maturities.

(5)   Related Parties -

      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc., is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.

      B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount as will prevent the Company from suffering a loss for each fiscal year.

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

      As of December 31, 2000 and 1999, the Company owed B. C. Ziegler and Company $9,596 and $5,203, respectively, for accrued management fees.

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

____________________

*Incorporated by reference
1