Form 10-Q
period 2001-03-31
ZIEGLER MORTGAGE SECURITIES INC II
filed 2001-05-15
CIK 784013

Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                          ______________________



      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2001

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


                          _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 2001 was 20,000 shares.

                                  PART I

                    ZIEGLER MORTGAGE SECURITIES, INC. II

                          CONDENSED BALANCE SHEETS
                                (Unaudited)


                                                  March 31,    December 31,
                                                    2001          2000
ASSETS
  Cash                                          $    23,197   $    14,527
  Money market investments, at
   cost which approximates market                    32,932        32,469

      Total cash and cash
        equivalents                                  56,129        46,996

  Assets held by trustee                          1,130,472     1,246,185
  Accrued interest receivable                       170,456       199,201
  Mortgage Certificates held by trustee
   (net of purchase discount of
   $690,461 and $807,898, respectively)          27,129,847    31,489,383
  Deferred issuance costs                           686,709       799,929

      Total assets                              $29,173,613   $33,781,694

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest payable                      $   770,455   $   865,098
  Mortgage Certificate-Backed bonds payable      27,832,000    32,348,000
  Payable to B. C. Ziegler and Company                9,158         9,596
  Other liabilities                                  42,000        39,000

      Total liabilities                          28,653,613    33,261,694

  Stockholders' equity
    Preferred stock, $.10 par
      value, non-voting, $9.00
      non-cumulative dividend,
      $100 redemption price;
        200,000 shares authorized
        5,000 shares issued and outstanding         500,000       500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and outstanding           20,000        20,000
    Retained earnings                                     -             -

      Total stockholders' equity                    520,000       520,000

      Total liabilities and
        stockholders' equity                    $29,173,613   $33,781,694


           The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                    ZIEGLER MORTGAGE SECURITIES, INC. II

                      CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                For the Three Months Ended
                                                  March 31,    March 31,
                                                   2001         2000
Revenues:
  Interest income                                 $554,093    $635,281
  Gain on sale of Mortgage Certificates            110,157       5,792

      Total revenues                               664,250     641,073

Expenses:
  Interest                                         528,358     573,811
  Amortization of deferred issuance costs          113,220      14,363
  Management fee                                    11,030      38,247
  General and administrative                        11,642      14,652

      Total expenses                               664,250     641,073

Income before income taxes                               -           -

Provision for income taxes                               -           -

      Net income                                  $      -    $      -


          The accompanying notes to condensed financial statements are an integral part of these statements.

                           ZIEGLER MORTGAGE SECURITIES, INC. II

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the Three Months Ended
                                                     March 31,     March 31,
                                                       2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $        -   $         -
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Gain on sale of Mortgage Certificates           (110,157)       (5,792)
      Discount accretion on Mortgage
        Certificates                                    (7,280)       (8,344)
      Amortization of deferred issuance cost           113,220        14,363
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                       115,713       (31,585)
          Accrued interest receivable                   28,745         1,237
        Increase (Decrease) in -
          Accrued interest payable                     (94,643)       33,736
          Other liabilities                              3,000        28,000
          Payable to B. C. Ziegler and Company            (438)        4,058

  Net cash provided by operating activities             48,160        35,673

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale/Redemption of Mortgage Certificates           4,476,973       220,560

  Net cash provided by investing activities          4,476,973       220,560

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of Mortgage
    Certificate-Backed bonds                        (4,516,000)     (235,000)

  Net cash used in financing activities             (4,516,000)     (235,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                9,133        21,233

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        46,996     1,049,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   56,129    $1,071,010


Interest expense paid during the periods was $623,001 and $540,075 in 2001 and 2000, respectively. No taxes have been paid by the Company.


          The accompanying notes to condensed financial statements are an integral part of these statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                           March 31, 2001 and 2000


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

Note B -- Mortgage Certificate-Backed Bonds

    Bonds outstanding at March 31, 2001 consist of the following:

                                                             Outstanding
                    Original                  Original        Principal
                    Date of     Stated        Principal        Amounts
Series    Rate       Bonds     Maturity        Amounts        at 3/31/01
  62      7.25%      2/1/92     4/15/22      $ 2,925,000      $   350,000
  63      7.60%      5/1/92     5/15/22        3,400,000          263,000
  64      7.40%      6/1/92     6/15/22        3,300,000          505,000
  65      7.00%      1/1/93     1/15/28        3,029,000        2,834,000
  66      7.00%      1/1/93     1/15/28        3,000,000        2,804,000
  68      6.25%      4/1/93     5/01/23        3,000,000        1,293,000
  69      6.00%      5/1/93     5/01/23        3,022,000          802,000
  70      6.00%      3/1/94    11/15/28        3,390,000        3,179,000
  71      7.00%      4/1/94     9/20/23        3,015,000        1,002,000
  73      7.00%      4/1/94     4/15/24        3,130,000        1,863,000
  74      7.10%      5/1/94     2/15/24        3,145,000          229,000
  75      7.10%      6/1/94     2/15/24        3,290,000        1,783,000
  79      6.75%      6/1/95     6/15/22        2,622,000        2,403,000
  81      7.00%      4/1/96     5/15/28        3,237,000        3,099,000
  82      7.25%      6/1/96     9/15/30        2,987,000        2,888,000
  83      7.00%      4/1/97     2/15/27        3,152,000        1,931,000

                                              49,644,000       27,228,000
American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds
   5      7.35%      3/1/92     3/01/22        3,000,000          604,000

                                             $52,644,000      $27,832,000

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

Note C -- Mortgage Certificates

     Mortgage Certificates consist of GNMA and FNMA certificates.
The carrying values of the Mortgage Certificates as of March 31, 2001 and December 31, 2000, which includes the purchase discount, approximated fair value. This estimate is based on management's consideration of the nature of the mortgage obligations underlying the securities and the risk of prepayment.

Note D -- Related Party Transactions

     During the month of April 2000 the Company redeemed 10,000 shares of preferred stock from The Ziegler Companies, Inc. in the amount of $1,000,000.

Note E -- Accounting Pronouncement

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company currently does not use derivative instruments, accordingly, there is no impact to the Company on adopting this statement.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

First Quarter 2001 vs. First Quarter 2000

     During the first quarter of 2001, and also during the first quarter of 2000, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the Company from issuing additional series. Total revenues for the quarters totaled approximately $664,000 in 2001 and $641,000 in 2000. Bond redemptions totaled $4,516,000 during the first quarter of 2001 and $235,000 during the same quarter of 2000.

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

     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. This can be seen in the Condensed Statement of Cash Flows. For the quarter ended March 31, 2001, the Company operated at breakeven and there was a net increase in cash and cash equivalents totaling approximately $9,000. The primary net cash receipt totaled $4,477,000 from the sale or redemption of Mortgage Certificates during the quarter. The primary cash disbursement totaled $4,516,000 and arose from cash disbursed to redeem outstanding Bonds during the quarter.


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

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include Mortgage Certificates and Bonds Payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. The fair values of the Mortgage Certificates at March 31, 2001 were approximately par given the nature of the mortgage obligations underlying the securities and the risk of prepayment.

                           Expected Maturity Dates
                                (In US dollars)

ASSETS                      2001-2005   Thereafter     Total     Fair Value

Mortgage Certificates (1)   $       -  $27,820,308  $27,820,308  $27,130,000
    Weighted average
      interest rate                                       7.16%

LIABILITIES

Mortgage Certificate-
  Backed Bonds
  Payable                           -   27,832,000   27,832,000   25,999,000
    Weighted average
      interest rate                                       6.86%

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

                                ZIEGLER MORTGAGE SECURITIES, INC. II

Dated:  May  14, 2001            By /s/ Thomas S. Ross
                                   Thomas S. Ross
                                   President

Dated:  May 14, 2001            By /s/ Jeffrey C. Vredenbregt
                                   Jeffrey C. Vredenbregt
                                   Treasurer


1