Form 10-Q
period 2001-06-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 2001-08-09
CIK 784013

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________


        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001

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

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 2001 was 20,000 shares.

                                    PART I

                     ZIEGLER MORTGAGE SECURITIES, INC. II

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                     June 30,    December 31,
                                                      2001          2000
ASSETS
  Cash                                             $    40,225   $    14,527
  Money market investments, at
   cost which approximates market                       33,306        32,469

      Total cash and cash equivalents                   73,531        46,996

  Assets held by trustee                             1,033,272     1,246,185
  Accrued interest receivable                          148,730       199,201
  Mortgage Certificates held by
   trustee (net of purchase discount of
   $594,671 and $807,898, respectively)             23,734,666    31,489,383
  Receivable from affiliate                              4,946             -
  Deferred issuance costs                              592,374       799,929

      Total assets                                 $25,587,519   $33,781,694

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest payable                         $   637,519   $   865,098
  Mortgage Certificate-Backed bonds payable         24,388,000    32,348,000
  Payable to B. C. Ziegler and Company                       -         9,596
  Other liabilities                                     42,000        39,000

      Total liabilities                             25,067,519    33,261,694

  Stockholders' equity
    Preferred stock, $.10 par value,
      non-voting, $9.00 non-cumulative dividend,
      $100 redemption price;
        200,000 shares authorized
        5,000 shares issued and outstanding            500,000       500,000
    Common stock, $1 par value;
      56,000 shares authorized
      20,000 shares issued and outstanding              20,000        20,000
    Retained earnings                                        -             -

      Total stockholders' equity                       520,000       520,000

      Total liabilities and
        stockholders' equity                       $25,587,519   $33,781,694

           The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                     ZIEGLER MORTGAGE SECURITIES, INC. II

                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                   For the Three Months Ended
                                                     June 30,      June 30,
                                                       2001          2000
Revenues:
  Interest income                                    $458,289       $623,425
  Gain on sale/redemption of
    Mortgage Certificates                             233,961          8,012

      Total revenues                                  692,250        631,437

Expenses:
  Interest expense                                    435,969        570,098
  Amortization of deferred issuance costs              94,335         13,808
  Management fee                                      132,989         31,073
  General and administrative                           28,957         16,458

      Total expenses                                  692,250        631,437

Income before income taxes                                  -              -

Provision for income taxes                                  -              -

      Net income                                     $      -       $      -

           The accompanying notes to condensed financial statements are an integral part of these statements.

                      ZIEGLER MORTGAGE SECURITIES, INC. II

                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     For the Six Months Ended
                                                      June 30,       June 30,
                                                       2001            2000
Revenues:
  Interest income                                   $1,012,382     $1,258,706
  Gain on sale/redemption of
    Mortgage Certificates                              344,118         13,804

      Total revenues                                 1,356,500      1,272,510

Expenses:
  Interest expense                                     964,327      1,143,909
  Amortization of deferred issuance costs              207,555         28,171
  Management fee                                       144,019         69,320
  General and administrative                            40,599         31,110

      Total expenses                                 1,356,500      1,272,510

Income before income taxes                                   -              -

Provision for income taxes                                   -              -

      Net income                                    $        -     $        -

           The accompanying notes to condensed financial statements are an integral part of these statements.

                     ZIEGLER MORTGAGE SECURITIES, INC. II

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    For the Six Months Ended
                                                      June 30,     June 30,
                                                       2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $        -   $         -
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Gain on sale/redemption of Mortgage
       Certificates                                   (344,118)      (13,804)
     Discount accretion on Mortgage Certificates       (13,411)      (16,620)
     Amortization of deferred issuance cost            207,555        28,171
     Change in assets and liabilities:
       Decrease (Increase) in -
         Assets held by trustee                        212,913       (88,955)
         Accrued interest receivable                    50,471         3,063
         Receivable from affiliate                      (4,946)            -
       Increase (Decrease) in -
         Accrued interest payable                     (227,579)      (11,199)
         Other liabilities                               3,000        26,000
         Payable to B. C. Ziegler and Company           (9,596)       35,131

     Net cash used in operating activities            (125,711)      (38,213)

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale and redemption of Mortgage Certificates        8,112,246       526,217

     Net cash provided by investing activities       8,112,246       526,217

CASH FLOWS FROM FINANCING ACTIVITIES
 Redemption of preferred stock                               -    (1,000,000)
 Principal payments of Mortgage
  Certificate-Backed bonds                          (7,960,000)     (451,000)

     Net cash used in financing activities          (7,960,000)   (1,451,000)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      26,535      (962,996)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              46,996     1,049,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   73,531    $   86,781


Interest expense paid during the periods was approximately $1,192,000 and $1,155,000 in 2001 and 2000, respectively. No taxes have been paid by the Company.

            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                          June 30, 2001 and 2000

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

Note B -- Mortgage Certificate-Backed Bonds

     Bonds outstanding at June 30, 2001 consist of the following:

                                                          Outstanding
                    Original                 Original      Principal
                    Date of     Stated       Principal      Amounts
Series    Rate       Bonds     Maturity       Amounts      at 6/30/01
  62     7.25%       2/1/92     4/15/22     $ 2,925,000   $   332,000
  63     7.60%       5/1/92     5/15/22       3,400,000       260,000
  64     7.40%       6/1/92     6/15/22       3,300,000       491,000
  65     7.00%       1/1/93     1/15/28       3,029,000     2,826,000
  66     7.00%       1/1/93     1/15/28       3,000,000     2,796,000
  68     6.25%       4/1/93     5/01/23       3,000,000     1,272,000
  69     6.00%       5/1/93     5/01/23       3,022,000       797,000
  70     6.00%       3/1/94    11/15/28       3,390,000     3,168,000
  71     7.00%       4/1/94     9/20/23       3,015,000       924,000
  73     7.00%       4/1/94     4/15/24       3,130,000     1,754,000
  74     7.10%       5/1/94     2/15/24       3,145,000       217,000
  75     7.10%       6/1/94     2/15/24       3,290,000     1,773,000
  79     6.75%       6/1/95     6/15/22       2,622,000     2,390,000
  81     7.00%       4/1/96     5/15/28       3,237,000     3,089,000
  83     7.00%       4/1/97     2/15/27       3,152,000     1,761,000

                                             46,657,000    23,850,000
American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds
   5     7.35%       3/1/92     3/01/22       3,000,000       538,000

                                            $49,657,000   $24,388,000

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

Note C -- Mortgage Certificates

     Mortgage Certificates consist of GNMA and FNMA certificates. The carrying values of the Mortgage Certificates as of June 30, 2001 and December 31, 2000, which includes the purchase discount, approximated fair value. This estimate is based on management's consideration of the nature of the mortgage obligations underlying the securities and the risk of prepayment.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Second Quarter 2001 vs. Second Quarter 2000

     During the second quarter of 2001, and also during the second quarter of 2000, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the company from issuing additional series. Total revenues for the quarters totaled approximately $692,000 in 2001 and $631,000 in 2000. Gain on sale/redemption of Mortgage Certificates increased during the quarter due to the redemption of Mortgage Certificates at a premium as compared to prior year. Bond redemptions totaled $3,444,000 during the second quarter of 2001 and $216,000 during the same quarter of 2000.

     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the company, management fees of the company were limited to the amount which prevented the company from incurring a loss. It is anticipated that on a continuing basis the company will operate at close to a breakeven level.

First Six Months 2001 vs. First Six Months 2000

     During the first six months of 2001, and also during the first six months of 2000, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Total revenues, consisting mostly of interest income, for the periods totaled approximately $1,357,000 in 2001 and $1,273,000 in 2000. Gain on sale/redemption of Mortgage Certificates increased during the six months due to the redemption of Mortgage Certificates at a premium as compared to prior year. Bond redemptions totaled $7,960,000 during the first six months of 2001. They were $451,000 during the same period of 2000.

Liquidity and Capital Resources

     The company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the company. As reflected in the Condensed Statement of Cash Flows for the period ended June 30, 2001, there was a net increase in cash and cash equivalents totaling approximately $27,000. The primary net cash receipt totaled approximately $7,968,000 from the redemption of Mortgage Certificates during the period. The primary cash disbursement totaled $7,960,000 and arose from cash disbursed to redeem outstanding Bonds from previous series.

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

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage certificates and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. The fair values of the Mortgage Certificates at June 30, 2001 were approximately par given the nature of the mortgage obligations underlying the securities and the risk of prepayment.

                           Expected Maturity Dates
                                (In US dollars)
                            2001-2005   Thereafter     Total      Fair Value
ASSETS
Mortgage Certificates (1)   $       -   $24,329,337  $24,329,337  $23,735,000
  Weighted average
    interest rate                                          7.11%

LIABILITIES

Mortgage Certificate-
  Backed Bonds Payable              -    24,388,000   24,388,000   23,686,000
    Weighted average
      interest rate                                        6.81%

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

                                ZIEGLER MORTGAGE SECURITIES, INC. II

Dated:  August 9, 2001          By /s/ Thomas S. Ross
                                   Thomas S. Ross
                                   President

Dated:  August 9, 2001          By /s/ Jeffrey C. Vredenbregt
                                   Jeffrey C. Vredenbregt
                                   Treasurer


2