Form 10-Q
period 2001-09-30
ZIEGLER MORTGAGE SECURITIES INC II
filed 2001-11-13
CIK 784013

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 2001 was 20,000 shares.

                                    PART I

                     ZIEGLER MORTGAGE SECURITIES, INC. II

                          CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                  September 30,  December 31,
                                                     2001          2000
ASSETS
  Cash                                          $    29,617     $    14,527
  Money market investments, at cost,
   which approximates market                         33,610          32,469

      Total cash and cash equivalents                63,227          46,996

  Assets held by trustee                          1,355,994       1,246,185
  Accrued interest receivable                       143,847         199,201
  Mortgage Certificates held by trustee
   (net of purchase discount of $569,314
   and $807,898, respectively)                   22,964,362      31,489,383
  Deferred issuance costs                           569,274         799,929

      Total assets                              $25,096,704     $33,781,694

LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued interest payable                          665,456         865,098
  Mortgage Certificate-Backed
   bonds payable                                 23,877,000      32,348,000
  Payable to B. C. Ziegler and
   Company                                           10,248           9,596
  Other liabilities                                  24,000          39,000

      Total liabilities                          24,576,704      33,261,694

  Stockholders' equity
    Preferred stock, $.10 par value,
     non-voting, $9.00 non-cumulative
     dividend, $100 redemption price;
       200,000 shares authorized
       5,000 and 15,000 shares issued and
       outstanding, respectively                    500,000         500,000
    Common stock, $1 par value;
     56,000 shares authorized
     20,000 shares issued and
      outstanding                                    20,000          20,000
    Retained earnings                                     -               -

      Total stockholders' equity                    520,000         520,000

      Total liabilities and
        stockholders' equity                    $25,096,704     $33,781,694

           The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                    ZIEGLER MORTGAGE SECURITIES, INC. II

                       CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                               For the Three Months Ended
                                              September 30,  September 30,
                                                  2001           2000
Revenues:
  Interest income                              $438,502        $613,550
  Gain on sale/redemption of
   Mortgage Certificates                         19,386           6,481

      Total revenues                            457,888         620,031


Expenses:
  Interest expense                              409,298         564,596
  Amortization of deferred issuance costs        23,100          16,830
  Management fees                                15,195          24,298
  General and administrative                     10,295          14,307

      Total expenses                            457,888         620,031

Income before income taxes                            -               -

Provision for income taxes                            -               -

      Net income                               $      -        $      -


        The accompanying notes to condensed financial statements are an integral part of these statements.

                  ZIEGLER MORTGAGE SECURITIES, INC. II

                    CONDENSED STATEMENTS OF INCOME
                              (Unaudited)

                                               For the Nine Months Ended
                                              September 30,  September 30,
                                                   2001          2000
Revenues:
  Interest income                              $1,450,884    $1,872,256
  Gain on sale/redemption of
   Mortgage Certificates                          363,504        20,285

      Total revenues                            1,814,388     1,892,541

Expenses:
  Interest expense                              1,373,625     1,708,505
  Amortization of deferred issuance costs         230,654        45,001
  Management fees                                 159,214        93,619
  General and administrative                       50,895        45,416

      Total expenses                            1,814,388     1,892,541


Income before income taxes                              -             -

Provision for income taxes                              -             -

      Net income                               $        -    $        -


       The accompanying notes to condensed financial statements are an integral part of these statements.

                     ZIEGLER MORTGAGE SECURITIES, INC. II

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                For the Nine Months Ended
                                                  Sept. 30,    Sept. 30,
                                                    2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $        -    $         -
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Gain on sale/redemption of
     Mortgage Certificates                         (363,504)      (20,285)
    Discount accretion on Mortgage
     Certificates                                   (19,381)      (24,815)
    Amortization of deferred issuance costs         230,654        45,001
    Change in assets and liabilities:
     Decrease (Increase) in -
      Assets held by trustee                       (109,809)      (33,725)
      Accrued interest receivable                    55,354         4,772
     Increase (Decrease) in -
      Accrued interest payable                     (199,642)       16,624
      Payable to B. C. Ziegler and Company              652         1,099
      Other liabilities                             (15,000)       26,000

   Net cash provided by (used in)
     operating activities                          (420,676)       14,671

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale and redemption of Mortgage
   Certificates                                   8,907,907       819,106

    Net cash provided by investing activities     8,907,907       819,106

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on Mortgage
   Certificate-Backed Bonds                      (8,471,000)     (831,000)
  Redemption of Preferred Stock                           -    (1,000,000)

   Net cash used in financing activities         (8,471,000)   (1,831,000)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     16,231      (997,223)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                  46,996     1,049,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   63,227    $   52,554

Interest expense paid during the periods was approximately $1,573,000 and $1,692,000 in 2001 and 2000, respectively.  No taxes have been paid by the Company.

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


Note B -- Mortgage Certificate-Backed Bonds

    Bonds outstanding at September 30, 2001 consist of the following:
                                                                    Outstanding
                        Original                    Original          Principal
                        Date of       Stated        Principal         Amounts
  Series      Rate       Bonds       Maturity        Amounts         at 9/30/01

    62        7.25%      2/1/92      4/15/22       $ 2,925,000      $   318,000
    63        7.60%      5/1/92      5/15/22         3,400,000          207,000
    64        7.40%      6/1/92      6/15/22         3,300,000          461,000
    65        7.00%      1/1/93      1/15/28         3,029,000        2,815,000
    66        7.00%      1/1/93      1/15/28         3,000,000        2,791,000
    68        6.25%      4/1/93      5/01/23         3,000,000        1,205,000
    69        6.00%      5/1/93      5/01/23         3,022,000          792,000
    70        6.00%      3/1/94     11/15/28         3,390,000        3,155,000
    71        7.00%      4/1/94      9/20/23         3,015,000          839,000
    73        7.00%      4/1/94      4/15/24         3,130,000        1,688,000
    74        7.10%      5/1/94      2/15/24         3,145,000          205,000
    75        7.10%      6/1/94      2/15/24         3,290,000        1,759,000
    79        6.75%      6/1/95      6/15/22         2,622,000        2,377 000
    81        7.00%      4/1/96      5/15/28         3,237,000        3,079,000
    83        7.00%      4/1/97      2/15/27         3,152,000        1,703,000
                                                    46,657,000       23,394,000
  American Mortgage Securities, Inc.
   Mortgage Certificate-Backed Bonds

     5        7.35%     3/01/92      3/01/22         3,000,000          483,000
                                                   $49,657,000      $23,877,000


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

       The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.

       Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.

Note C -- Mortgage Certificates

     Mortgage Certificates consist of GNMA and FNMA certificates. The carrying values of the Mortgage Certificates as of September 30, 2001 and December 31, 2000, which includes the purchase discount, approximated fair value. This estimate is based on management's consideration of the nature of the mortgage obligations underlying the securities and the risk of prepayment.

Note D -- Related Party Transaction

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


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Third Quarter 2001 vs. Third Quarter 2000

     During the third quarter of 2001, and also during the third quarter of 2000, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Unfavorable spreads between the interest yields on the Mortgage Certificates and the Certificate-Backed Bonds have kept the Company from issuing additional series. Total revenues for the quarters totaled approximately $458,000 in 2001 and $620,000 in 2000. Bond redemptions totaled $511,000 during the third quarter of 2001 and $380,000 during the same quarter of 2000.

     In accordance with a written agreement with B. C. Ziegler and Company, which acts as underwriter and manager of the Company, management fees of the Company were limited to the amount which prevented the Company from incurring a loss. It is anticipated that on a continuing basis the Company will operate at close to a breakeven level.

First Nine Months 2001 vs. First Nine Months 2000

     During the first nine months of 2001, and also during the first nine months of 2000, the Company did not issue any additional series of Mortgage Certificate-Backed Bonds. Total revenues, consisting mostly of interest income, for the periods totaled approximately $1,814,000 in 2001 and $1,893,000 in 2000. Gain on sale/redemption of Mortgage Certificates increased during the nine months due to the redemption of Mortgage Certificates at a premium as compared to the prior year. Bond redemptions totaled $8,471,000 during the first nine months of 2001. They were $831,000 during the same period of 2000.


Liquidity and Capital Resources

     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

     Each series of bonds is structured in a manner such that funds received from the related Mortgage Certificates are sufficient to fund all interest and principal payments on the bonds, and all other expenses of the Company. As reflected in the Condensed Statement of Cash Flows for the period ended September 30, 2001, there was a net increase in cash and cash equivalents totaling approximately $16,000. The primary net cash receipt totaled approximately $8,908,000 from the redemption of Mortgage Certificates during the period. The primary cash disbursement totaled $8,471,000 and arose from cash disbursed to redeem outstanding Bonds from previous series.



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

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage certificates and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Principal payments on the Mortgage Certificates will occur as the result of amortization on the underlying mortgages. However, the amount of amortization is difficult to predict and is not estimated in the table. Any cash flows received from principal payments will be used to redeem Mortgage Certificate-Backed Bonds Payable. The fair values of the Mortgage Certificates at September 30, 2001 were approximately par given the nature of the mortgage obligations underlying the securities and the risk of prepayment.

                             Expected Maturity Dates
                                 (In US dollars)

ASSETS                     2001-2005   Thereafter     Total     Fair Value

Mortgage Certifi-
  cates (1)                $       -  $23,533,676  $23,533,676  $22,964,000
    Weighted average
      interest rate                                      7.11%

LIABILITIES

Mortgage Certificate-
  Backed Bonds
  Payable                  $       -  $23,877,000  $23,877,000  $23,369,000
    Weighted average
      interest rate                                      6.80%

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

                              ZIEGLER MORTGAGE SECURITIES, INC. II



Dated:  November 12, 2001      By  /s/ Thomas S. Ross
                                   Thomas S. Ross
                                   President


Dated:  November 12, 2001      By  /s/ Jeffrey C. Vredenbregt
                                   Jeffrey C. Vredenbregt
                                   Treasurer
1

1